Form 10-K/A
period 1993-12-31
AMERICAN RESOURCE CORP INC
filed 1996-05-23
CIK 797088

                       SECURITIES & EXCHANGE COMMISSION

                            WASHINGTON D.C. 20549

                                 FORM 10-K/A

                               AMENDMENT NO. 1

/X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

                      FOR THE YEAR ENDED DECEMBER 31, 1993

                                       OR

/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                  FOR THE TRANSITION PERIOD FROM _____ TO _____

                           COMMISSION FILE NO. 0-19798

                       AMERICAN RESOURCE CORPORATION, INC.
             (Exact name of registrant as specified in its charter)

               Nevada                                  88-0216081
     (State of incorporation)              (I.R.S. employer identification no.)

100 DRAKE'S LANDING ROAD, SUITE 250
       GREENBRAE, CALIFORNIA                           94904-2496
   (Address of principal offices)                      (Zip code)


                            Telephone: (415) 461-6868

         Securities registered pursuant to Section 12(b) of the Act:
                                     None

         Securities registered pursuant to Section 12(g) of the Act:
                             Title of Each Class
                        Common Stock, $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PROCEEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes X No
                            ---    ---

As of December 31, 1993 there were 7,419,170 shares outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement issued in connection with the 1993 Annual Meeting of Stockholders are incorporated by reference into
Part III.

                       AMERICAN RESOURCE CORPORATION, INC.

                         PART II - FINANICAL INFORMATION

Item 8 to the registrant's Annual Report on Form 10-K for the period ended December 31, 1994 is hereby amended and restated as set forth below.

Item 8.  Financial Statements and Supplementary Data

The amended information required by this Item is attached as Appendix A which is hereby incorporated by reference.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to its report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            AMERICAN RESOURCE CORPORATION, INC.
                                            -----------------------------------
                                                       (Registrant)



Date: May 20, 1996                              /s/  Bruce K. Thiesen
     ------------------                     -----------------------------------
                                                     Bruce K. Thiesen
                                                  Chief Financial Officer
                                                Principal Accounting officer

                       AMERICAN RESOURCE CORPORATION, INC.

                                   APPENDIX A

                   Index to Consolidated Financial Statements

                                                                                               Page No.
                                                                                               --------
     Financial Statements

      Report of Independent Accountants.......................................................   A-2
      Consolidated Balance Sheets at December 31, 1993 and 1992...............................   A-3
      Consolidated Statements of Operations for the years ended December 31 1993,
         and 1991 and the periods ended December 31, 1992 and February 18, 1992...............   A-4
      Consolidated Statements of Shareholders' Equity for the years ended
          December 31, 1993 and 1991 and the periods ended December 31, 1992
          and February 18, 1992...............................................................   A-5
      Consolidated Statements of Cash Flows for the years ended December 31, 1993
         and 1991 and the periods ended December 31, 1992 and February 18, 1992...............   A-6
      Notes to Consolidated Financial Statements..............................................   A-7
      Unaudited Selected Quarterly Financial Data.............................................  A-35

                        [MCDOUGAL & WILLIAMS LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
  American Resource Corporation, Inc.

        We have audited the accompanying consolidated balance sheets of American Resource Corporation, Inc., (formerly New Gold, Inc.) (the "Company") and Subsidiaries as of December 31, 1993 and 1992, and the related statements of consolidated operations, shareholders' equity and cash flows for the year ended December 31, 1993 and for the periods ended December 31, 1992 and February 18, 1992 and the year ended December 31, 1991. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 4 to the consolidated financial statements, certain errors were discovered by management of the Company during the current year. Accordingly, the consolidated financial statements have been restated to reflect correction of these errors.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Resource Corporation, Inc. at December 31, 1993 and 1992, and the results of their operations and their cash flows for the year ended December 31, 1993 and the periods ended December 31, 1992 and February 18, 1992, and the year ended December 31, 1991, in conformity with generally accepted accounting principles.


/s/McDougal & Williams
- -----------------------
Reno, Nevada
March 29, 1994, except for
Note 4, as to which the date is
February 26, 1996

                           CONSOLIDATED BALANCE SHEETS
              AMERICAN RESOURCE CORPORATION, INC. AND SUBSIDIARIES

                                                                                                         December 31,
                                                                                              --------------------------------
                                                                                                  1993               1992
- ------------------------------------------------------------------------------------------------------------------------------
                                                                                              As Restated
ASSETS
      CURRENT ASSETS:
           Cash and equivalents                                                               $    521,055        $  1,029,237
           Receivables:
               Trade                                                                                33,580              32,759
               Related parties                                                                   3,266,014           1,616,541
               Bonds                                                                                  --             1,606,000
               Other                                                                             1,101,369             140,920
           Inventories:
               Finished products                                                                    17,493             160,885
               Ore and in-process                                                                  336,573              30,890
               Supplies                                                                            210,938             128,583
           Deferred financing costs                                                                769,968             837,263
           Prepaids and other assets                                                               312,451           1,052,975
- ------------------------------------------------------------------------------------------------------------------------------
               Total current assets                                                              6,569,441           6,636,053
- ------------------------------------------------------------------------------------------------------------------------------
      PROPERTY, PLANT AND EQUIPMENT:
           Mineral properties and mine development                                              12,581,475           4,837,128
           Property, plant and equipment                                                        19,249,586          17,134,936
           Accumulated depreciation, depletion and amortization                                 (3,989,111)           (305,449)
- ------------------------------------------------------------------------------------------------------------------------------
               Net property, plant and equipment                                                27,841,950          21,666,615
- ------------------------------------------------------------------------------------------------------------------------------
      INVESTMENTS AND OTHER ASSETS:
           Investment in mining interests                                                        1,170,120             259,102
           Deferred financing cost - long-term                                                     515,543             248,979
           Other assets                                                                            109,480             147,651
- ------------------------------------------------------------------------------------------------------------------------------
               Total investments and other assets                                                1,795,143             655,732
- ------------------------------------------------------------------------------------------------------------------------------
                                                                                              $ 36,206,534        $ 28,958,400
- ------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
      CURRENT LIABILITIES:
           Accounts payable-trade                                                             $  2,459,242        $  1,460,703
           Accounts payable to related party                                                       179,402             212,957
           Accrued liabilities:
               Payroll and other compensation                                                      240,904              14,946
               Reclamation                                                                         534,253             159,621
               Other taxes                                                                         390,359             596,784
               Interest                                                                            612,614             329,071
               Other                                                                             1,579,177           3,382,929
           Convertible notes payable                                                             7,775,000           6,200,000
           Current portion of long-term debt                                                     4,966,474           1,752,559
- ------------------------------------------------------------------------------------------------------------------------------
               Total current liabilities                                                        18,737,425          14,109,570
- ------------------------------------------------------------------------------------------------------------------------------
      Long-Term Liabilities:
           Long-term debt                                                                        2,846,416           2,668,546
           Reclamation and other long-term obligations                                             394,100              15,000
- ------------------------------------------------------------------------------------------------------------------------------
               Total long-term liabilities                                                       3,240,516           2,683,546
- ------------------------------------------------------------------------------------------------------------------------------
      MINORITY INTEREST IN SUBSIDIARIES                                                                 22                --
      ------------------------------------------------------------------------------------------------------------------------
      SHAREHOLDERS' EQUITY: (shares in 000's)
           Capital stock (issued 7,419 shares in 1993 and 4,171 shares in 1992)                     74,192              41,713
           Other capital                                                                        49,074,908          25,972,298
           Accumulated deficit                                                                 (34,920,529)        (13,848,727)
- ------------------------------------------------------------------------------------------------------------------------------
                 Total shareholders' equity                                                     14,228,571          12,165,284
- ------------------------------------------------------------------------------------------------------------------------------
                                                                                              $ 36,206,534        $ 28,958,400
- ------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              AMERICAN RESOURCE CORPORATION, INC. AND SUBSIDIARIES

                                                                     1993                        1992                     1991
                                                                 ------------     --------------------------------    ------------
                                                                 JANUARY 1 TO     FEBRUARY 18 TO      JANUARY 1 TO    JANUARY 1 TO
                                                                 DECEMBER 31       DECEMBER 31         FEBRUARY 18     DECEMBER 31
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                 AS RESTATED
REVENUES:
  Product sales                                                  $  5,078,880     $    354,161        $      9,548    $    267,286
  Interest and dividends                                               10,030          315,246                --              --
  Other income                                                        536,795          132,096                --              --
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                    5,625,705          801,503               9,548         267,286
- ----------------------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
  Production costs                                                  8,023,238          788,604              88,333         658,971
  Depreciation, depletion and amortization                          3,706,351          331,476               6,177          39,101
  Administrative and general                                        6,179,721        4,504,522              54,656         298,363
  Exploration                                                       2,902,998        2,190,314              94,602         237,799
  Amortization of deferred debt financing costs                     2,013,058          253,773                --              --
  Interest expense                                                  1,996,298             --                  --               956
  Other expense                                                       145,520          601,728                --              --
  Net loss on disposal of assets                                      189,224            5,813                 894            --
  Write-downs of mining properties and investments                  1,208,644        5,974,000              50,597            --
  Equity share of loss from investment in mining interests            549,155             --                  --
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                   26,914,207       14,650,230             295,259       1,235,190
- ----------------------------------------------------------------------------------------------------------------------------------

REORGANIZATION ITEMS:
  Professional fees                                                      --               --               167,207         287,735
  Administrative and general                                             --               --                18,696         836,828
  Interest  and finance charges                                          --               --               109,140          77,170
  Interest income                                                        --               --                (2,629)         (4,626)
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                         --               --               292,414       1,197,107
- ----------------------------------------------------------------------------------------------------------------------------------

LOSS BEFORE EXTRAORDINARY ITEMS                                   (21,288,502)     (13,848,727)           (578,125)     (2,165,011)

EXTRAORDINARY ITEMS:
  Equity Share Of Gain On The Forgiveness Of Debt                     216,700             --                  --              --
  Extraordinary Gain On The Forgiveness Of Debt                          --               --             1,762,437            --
- ----------------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                                $(21,071,802)    $(13,848,727)       $  1,184,312    $ (2,165,011)
- ----------------------------------------------------------------------------------------------------------------------------------

PER SHARE AMOUNTS:
  Loss Before Extraordinary Items & Minority Interest            $      (4.03)    $     (43.11)             (15.52)         (58.11)
  Equity Share Of Gain On The Forgiveness Of Debt                        0.04             --                  --              --
  Extraordinary Gain On The Forgiveness Of Debt                          --               --                 47.31            --
- ----------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) PER SHARE                                      $      (3.99)    $     (43.11)       $      31.79          (58.11)
- ----------------------------------------------------------------------------------------------------------------------------------

AVERAGE SHARES USED IN THE COMPUTATION                              5,287,545          321,251              37,257          37,257
- ----------------------------------------------------------------------------------------------------------------------------------

Shares and per share data has been restated to reflect a 1 for 10 reverse stock split of the common stock effective December 17, 1993.

Net loss per share for the periods prior to February 18, 1992 are not meaningful due to the restructuring of debt, the related issuance of new common stock and fresh start reporting.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              AMERICAN RESOURCE CORPORATION, INC. AND SUBSIDIARIES
  FOR THE PERIODS ENDED DECEMBER 31, 1993, DECEMBER 31, 1992, FEBRUARY 18, 1992
                              AND DECEMBER 31, 1991


                                                        Common Stock                 Other            Accumulated
                                                  Shares             Amount         Capital             Deficit          Total
- ---------------------------------------------------------------------------------------------------------------------------------
 Balances,
  December 31, 1990                                37,257        $        373    $  2,244,587        $ (4,523,621)   $ (2,278,661)
     Net loss                                                                                          (2,165,011)     (2,165,011)
- ---------------------------------------------------------------------------------------------------------------------------------

  DECEMBER 31, 1991                                37,257                 373       2,244,587          (6,688,632)     (4,443,672)
     Net income for the period through
         February 18, 1992 (pre-confirmation)                                                           1,184,312       1,184,312
     Effects of reorganization:
     Effect of "Fresh Start" accounting                                            (5,504,320)          5,504,320
     Common stock issued in
         settlement of claims                   1,126,446              11,264      10,424,754               --         10,436,018
     Common stock subscriptions                    --                    --         1,320,393               --          1,320,393
     Common stock subscriptions receivable         --                    --          (939,697)              --           (939,697)
     Equity financing costs                        --                    --        (1,593,524)              --         (1,593,524)
- ---------------------------------------------------------------------------------------------------------------------------------

 BALANCES,
  FEBRUARY 18, 1992                             1,163,703              11,637       5,952,193               --          5,963,830
- ---------------------------------------------------------------------------------------------------------------------------------

 SUCESSOR COMPANY

 BALANCES,
  FEBRUARY 18, 1992                             1,163,703              11,637       5,952,193                           5,963,830
     Net loss(post-confirmation)
       from February 18 through
       December 31, 1992                                                                              (13,848,727)    (13,848,727)
     Common stock issued                        3,007,640              29,146      20,003,939               --         20,033,085
     Common stock subscriptions                     --                   --           305,610               --            305,610
     Common stock subscriptions receivable          --                    930         938,767               --            939,697
     Equity financing costs                         --                   --        (1,228,211)              --         (1,228,211)
- ---------------------------------------------------------------------------------------------------------------------------------

 BALANCES,
  DECEMBER 31, 1992                             4,171,343              41,713      25,972,298         (13,848,727)     12,165,284
     Net loss (as restated)                                                                           (21,071,802)    (21,071,802)
     Common stock issued                        3,247,827              32,479      24,211,102               --         24,243,581
     Common stock subscriptions                     --                   --         1,458,873               --          1,458,873
     Equity financing costs                         --                   --        (2,567,365)              --         (2,567,365)
- ---------------------------------------------------------------------------------------------------------------------------------

 BALANCES,
  DECEMBER 31, 1993 (AS RESTATED)               7,419,170        $     74,192    $ 49,074,908        $(34,920,529)   $ 14,228,571
- ---------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              AMERICAN RESOURCE CORPORATION, INC. AND SUBSIDIARIES

                                                                             1993                   1992                   1991
                                                                         ------------  ----------------------------   ------------
                                                                         January 1 to  February 18 to  January 1 to   January 1 to
                                                                         December 31    December 31     February 18    December 31
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                          As Restated
 CASH FLOWS FROM OPERATIONS:
               Net income (loss)                                         $(21,071,802)  $(13,848,727)  $  1,184,312   $ (2,165,011)
               Reconciliation to net cash provided by operations:
                 Depreciation, depletion and amortization                   3,706,351        331,476          6,177         39,101
                 Amortization of deferred debt financing costs              2,013,058        253,773           --             --
                 Write-downs of mining properties and investments           1,208,644      5,974,000         50,597           --
                 Gain on extinguishment of debt                                  --             --       (1,762,437)          --
                 Equity loss from investment in mining interests              332,455           --             --             --
                 Loss (gain) on disposal of assets                            189,224          5,813            894           --
                 Loss on Central Bank bonds                                   109,690           --             --             --
                 Expenses paid by issuing common shares                     1,595,132        100,000           (685)        11,650
                 Effect of changes in operating working capital items:
                     Receivables                                              198,579        (46,324)      (121,658)         8,828
                     Receivables-related parties                           (1,650,578)    (1,517,530)          --          (23,236)
                     Inventories                                             (282,646)      (306,488)       (13,870)          --
                     Prepaids and other assets                               (151,125)    (1,052,975)        48,202         21,272
                     Accounts payable and other liabilities                 1,303,218      1,117,169       (192,165)       992,695
                     Accrued liabilities                                         --        2,478,361         (6,847)          --
- ----------------------------------------------------------------------------------------------------------------------------------
               Net cash used by operations                                (12,499,800)    (6,511,452)      (807,480)    (1,114,701)
- ----------------------------------------------------------------------------------------------------------------------------------
 INVESTMENT ACTIVITIES:
               Decrease (increase) in investments and deposits               (291,076)      (511,020)          --          (51,000)
               Additions to property, plant and equipment                  (5,852,637)   (11,368,794)        (2,393)       (57,572)
               Acquisitions, net of cash acquired                          (1,382,290)          --             --             --
               Bond investment acquired in acquisitions                          --       (6,003,127)          --             --
               Proceeds from bond maturities                                1,545,183      4,397,127           --             --
               Cash acquired in acquisitions                                     --             --             --             --
               Proceeds from sale of assets                                    33,825          6,390          5,000         25,500
- ----------------------------------------------------------------------------------------------------------------------------------
               Net cash provided (used) by investment activities           (5,946,995)   (13,479,424)         2,607        (83,072)
- ----------------------------------------------------------------------------------------------------------------------------------
 FINANCING ACTIVITIES:
               Borrowings                                                  11,625,422      7,569,085           --             --
               Debt repayments                                             (3,272,551)      (141,770)          --           (5,803)
               Current portion of long-term debt                                 --             --            3,375           --
               Proceeds from debtor certificates                                 --             --        5,249,000      2,644,600
               Proceeds from warrants exercised                             6,211,909           --             --             --
               Common stock issued                                          5,093,277     10,153,471           --             --
               Common stock subscribed                                      1,458,873        305,610        390,000           --
               Increase in capital raising and deferred financing costs    (3,223,317)    (2,255,761)      (620,977)      (401,929)
               Change in due to/from related parties                           45,000         40,468        172,489        (80,807)
- ----------------------------------------------------------------------------------------------------------------------------------
               Net cash provided by financing activities                   17,938,613     15,671,103      5,193,887      2,156,061
- ----------------------------------------------------------------------------------------------------------------------------------
 NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                             (508,182)    (4,319,773)     4,389,014        958,288

  CASH AND EQUIVALENTS, BEGINNING OF THE PERIOD                             1,029,237      5,349,010        959,996          1,708
- ----------------------------------------------------------------------------------------------------------------------------------
  CASH AND EQUIVALENTS, END OF THE PERIOD                                $    521,055   $  1,029,237   $  5,349,010   $    959,996
- ----------------------------------------------------------------------------------------------------------------------------------
 ADDITIONAL CASH FLOW INFORMATION:
             Interest paid, net of amount capitalized                    $    823,137   $       --     $       --     $        956
             Non-cash items:
               Creditor payments by issuance of common stock                1,000,000          3,811     11,357,107           --
               Acquisitions by issuance of common stock                          --       10,400,000           --             --
               Interest paid by issuance of common stock                         --           42,500           --             --
               Commissions paid by issuance of common stock                 1,211,298        148,000           --             --
               Accrued expenses paid by issuance of common stock               93,424        125,000           --             --
               Property acquired by accrued liabilities                          --        1,254,250           --             --
               Capitalized interest added by accrued liabilities                 --          443,995           --             --
               Property acquired by capital lease                               3,354        972,947           --             --
               Net book value of terminated capital lease assets              517,509           --             --             --
               Debt relieved on termination of capital leases                 366,068           --             --             --
               Property acquired by issuance of common stock                   57,500           --             --             --
               Notes payable converted into common shares                   8,413,400           --             --             --
               Property acquired by issuance of notes payable               1,931,032      2,235,843           --             --
               Acquisitions by issuance of notes payable                    4,026,639           --             --             --
               Property acquired by issuance of debtor certificates              --             --             --           46,500
               Notes payable by issuance of debtor certificates                  --             --             --          325,000
               Acquisitions by issuance of debtor certificates                   --             --             --          500,000

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN RESOURCE CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

1.  GENERAL

The Company was incorporated under the laws of the State of Nevada as New Gold, Inc. in 1985, principally to acquire mineral properties and to carry on the business of extracting, processing, and marketing the resulting products. The Company's principal product is gold, but it also produces zeolite, an industrial minerals product.

Since emerging from bankruptcy as a reorganized company (as discussed in Note 2 below) the Company has incurred substantial losses and a significant working capital deficit. The Company's future is heavily reliant upon its ability to explore and develop some of the properties acquired during 1992 and 1993. The Company has entered into joint venture agreements on certain properties in South America which allow the venture partners to earn an interest in the related properties in exchange for their funding exploration and evaluation of the properties. The Company is also active in discussions with various parties that have indicated an interest in jointly developing several of the Company's other properties. Because of the uncertainties regarding success of exploration, the ability to raise capital and to attain profitable operations in the future, the recovery of the Company's investments and its future as a going concern are not assured. See Note 4 for discussion of Company's ability to continue as a going concern.

On December 17, 1993, the Company's common stock was reverse split by the issue of one new share of common stock for every ten shares of pre reverse split common stock. All references to stock in the financial statements, including these notes, relate to the number of shares of common stock adjusted for the reverse split on December 17, 1993.

2.  REORGANIZATION

On November 21, 1990, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. The Company also filed a disclosure statement and a plan of reorganization with the Bankruptcy Court and continued to operate as Debtor-in-Possession. An amended plan of reorganization was filed on December 31, 1991. The Bankruptcy Court approved the amended plan on February 18, 1992, and the Company emerged from bankruptcy as a reorganized debtor and changed its name to American Resource Corporation, Inc. The final decree closing the case was filed on February 10, 1993.

The approved plan amended the Articles of Incorporation to authorize 100,000,000 shares (10,000,000 post December 17, 1993 10 for 1 common stock reverse split) of common stock (See Notes 11 and 17). Pursuant to the approved amended plan, the following transactions occurred during the year ended December 31, 1992, resulting in the issuance of common stock.

         - Existing shareholders of the Company received one share of common stock in exchange for every 200 shares of Company common stock then held.

         - Secured debt claims for notes payable and accrued interest were exchanged for one share of common stock for every ten dollars or fraction thereof of allowed claim. In addition, they received warrants exercisable into shares of common stock on the same basis as debtor certificate holders.

AMERICAN RESOURCE CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------


         - Unsecured creditors claims did not bear interest and were satisfied through the issuance of one share of common stock for every fifty dollars or fraction thereof of the allowed claim or by payment in cash at the rate of twenty percent of allowed claim. The majority of the allowed claims were satisfied with common stock.

         - Debtor certificates were issued by the Company for cash of $9,070,800 out of the approved limit of $10,000,000. The certificates earned interest at twelve percent per annum. The certificates and earned interest of $186,924 were exchanged for common stock at the rate of one share for each ten dollars plus warrants.

         - Certain costs and expenses related to the reorganization were satisfied through the issuance of five shares of common stock for every ten dollars of amounts due.

The Company adopted Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), issued by the American Institute of Certified Public Accountants and has presented financial statements as a Debtor-in-Possession from January 1, 1992 through February 18, 1992. The Company also adopted "fresh start" accounting as of February 18, 1992 following the guidelines of SOP 90-7. Fresh start accounting requires the reorganized value of the emerging entity be allocated to the assets in conformity with the purchase method of accounting for business combinations (as defined by Accounting Principles Board Opinion No. 16.)

The fresh start reporting equity value of approximately $5.50 per share of common stock was determined by the Company with the assistance of its financial advisor during Chapter 11 reorganization. The significant factors used in the determination of this value were the valuation of significant mineral properties and mining plant and equipment.

Pursuant to SOP 90-7, the Company reallocated the reorganization value as of February 18, 1992, applying the purchase method of accounting. The reallocation has resulted in a gain on forgiveness of debt which had the effect of increasing net income by $1,762,437. The change in net income had the effect of reducing the amount of the accumulated deficit eliminated in conjunction with the application of fresh start reporting.

Under fresh start reporting, the final consolidated statement of financial position as of February 18, 1992, became the opening consolidated statement of financial position of the emerged Company.

AMERICAN RESOURCE CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

The following schedule shows the Company's Condensed Balance Sheet prior to giving effect to the plan of reorganization, the entries made to record the effects of the plan and fresh start accounting, and the resulting Condensed Balance Sheet.

                                                        Adjustments to Record Plan of Reorganization
                                                       -----------------------------------------------

                                             Pre-                           Exchange                       Reorganized
                                        Confirmation       Approved           of           Fresh            Statement
                                         February 18     Transactions        Stock         Start           February 18
                                        ------------    -------------     ------------   -------------     ------------
ASSETS

Cash                                    $  5,349,010     $                $               $                $  5,349,010
Accounts receivable, net                     127,355                                                            127,355
Accounts receivable, related parties          99,011                                                             99,011
Prepaid and other assets                      13,870                                                             13,870
                                        ------------     ------------     ------------    ------------     ------------
Total current assets                       5,589,246                                                          5,589,246

Mineral properties                           638,900                                                            638,900
Property and equipment                       427,065                                                            427,065
Other assets                               1,805,843       (1,545,645)                                          260,198
                                        ------------     ------------     ------------    ------------     ------------
 Total assets                           $  8,461,054     $ (1,545,645)    $          0    $          0     $  6,915,409
                                        ============     ============     ============    ============     ============

LIABILITIES & EQUITY (DEFICIT)

Accounts payable                        $    741,982     $   (398,448)    $               $                $    343,534
Due to related party                         172,489                                                            172,489
Accrued reclamation                          435,556                                                            435,556
Debtor certificates                       10,185,224      (10,185,224)
Liabilities subject to compromise          2,667,449       (2,667,449)
                                        ------------     ------------     ------------    ------------     ------------
Total liabilities                         14,202,700      (13,251,121)                                          951,579

Common stock                                   6,282           11,504           (7,079)                          10,707
Additional paid-in capital                 1,518,829        9,931,535            7,079      (5,504,320)       5,953,123
Accumulated deficit                       (7,266,757)       1,762,437                        5,504,320
                                        ------------     ------------     ------------    ------------     ------------
Total stockholders' equity (deficit)      (5,741,646)      11,705,476                                         5,963,830
                                        ------------     ------------     ------------    ------------     ------------
Total liabilities and stockholders'
   equity (deficit)                     $  8,461,054     $ (1,545,645)    $          0    $          0     $  6,915,409
                                        ============     ============     ============    ============     ============


3.  SIGNIFICANT ACCOUNTING POLICIES

The Company adopted Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (SOP 90-7), issued by the American Institute of Certified Public Accountants and has presented financial statements as a Debtor-in-Possession from January 1, 1992 through February 18, 1992. The Company also adopted "fresh start" accounting as of February 18, 1992 following the guidelines of SOP 90-7. Fresh start accounting requires the reorganized value of the emerging entity be allocated to the assets in conformity with the purchase method of accounting for business combinations (as defined by Accounting Principles Board Opinion No. 16.) The Consolidated Financial Statements prior to February 18, 1992 are generally not comparable to Consolidated Financial Statements subsequent to February 18, 1992 and are separated by a vertical black line (See Note 2).

The accounting policies of the Company conform to generally accepted accounting principles. The following is a summary of the more significant of such policies.

AMERICAN RESOURCE CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

Principles of Consolidation

The consolidated financial statements include American Resource Corporation, Inc., its subsidiaries and their undivided interests in joint ventures after elimination of intercompany accounts. Undivided interests in joint ventures are reported using pro-rata consolidation which includes the Company's proportionate share of assets, liabilities, income and expenses. Investments in less than 50% owned entities over which the Company exercises significant influence are reported using the equity method of accounting.

Cash and Cash Equivalents

Included are all highly liquid investments with a maturity of three months or less at the date of purchase.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost of inventory consumed or sold is determined primarily using average cost.

Exploration

Acquisitions of exploration properties are recorded at cost. Exploration costs are expensed as incurred. Acquisition costs of a property determined not to be economically feasible are expensed in the period that determination is made.

Mineral Properties and Mine Development Costs

Mineral properties are recorded at cost of acquisition. Mine development and pre-operating costs relating to new mining properties and major expansion projects at existing mines are capitalized until commercial production commences. Mine development costs to maintain production at existing mines are expensed as incurred as production costs. Depletion and amortization expense related to mineral property costs are computed using the units-of-production method with estimated proven and probable ore reserves being the basis. Proven and probable reserves reflect estimated quantities of economically recoverable minerals which the Company believes can be produced in the future from known mineral deposits.

Property Evaluation

Recoverability of investments in mineral properties is evaluated at lease annually. Evaluation of operating properties utilizes estimated future cash flows from proven and probable reserves based on current and projected estimates of production costs and metals prices, and if applicable, include future capital requirements. Evaluation of non-operating properties incorporates the use of estimates of expected development costs of known mineralization, costs to hold the property, future capital cost estimates to bring the property into production and expected production costs and metals prices. Future costs and metals prices are estimated using historical and current information as a basis for the projections. Investments in mineral properties in excess of expected future cash flows that are deemed to be other than temporary are written off when that determination is made. Properties which have no been explored or evaluated enough to determine if mineral values are sufficient to make development of the property feasible, are carried at original cost.

Plant and Equipment

Plant and equipment are recorded at cost. Depreciation of major plant facilities including capitalized interest is principally computed using the units of production method described above. Depreciation of other plant and equipment is computed principally using straight-line or accelerated

AMERICAN RESOURCE CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

methods over the estimated life of the asset. Amortization of assets acquired through capitalized leases is included in depreciation, depletion and amortization expense for the period. Costs of normal maintenance and repairs are expensed as incurred.

Reclamation Costs

Costs expected to be incurred for reclamation are estimated using current environmental and regulatory requirements and are accrued and expensed over the estimated life of the property, principally using the units-of-production method.

Deferred Financing Costs

Costs incurred in obtaining financing through the issuance of promissory notes are amortized and expensed over the life of the note. The unamortized portion of deferred costs of this nature for convertible promissory notes that are converted into common stock are charged to contributed capital. Costs incurred to issue common stock through private placements are charged to other capital.

Product Sales

Revenue is recognized from product sales as products are delivered to customers.

Foreign Currency

The U.S. dollar is the functional and the reporting currency. Transactions and balances denominated in a foreign currency are translated into U.S. dollars. Transactions are translated using average or actual rates. Monetary balances are translated at the rate of exchange at the balance sheet date and non-monetary balances are translated at historical rates. Resulting gains and losses are included in income in the reporting period. Certain transactions of subsidiaries in Uruguay, a country with a highly inflationary economy, are recorded in New Uruguayan pesos. Resulting balances are translated into U.S. dollars as stated. All significant transactions of foreign subsidiaries are recorded in U.S. dollars. As such, the resulting gains and losses, if any, are negligible. The Company uses zero balance foreign dollar accounts to minimize foreign currency exchange exposure.

Reclassification

Certain amounts in prior periods presented have been reclassified to conform to the December 31, 1993 presentation.

Net Income (Loss) Per Share

The number of shares used to calculate per share information for the periods presented are based on the weighted average number of common shares and common share equivalents outstanding during each period.

Accounting for Post-retirement Benefits

Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers Accounting or Post-retirement Benefits other than Pensions" was issued by the Financial Accounting Standards Board (FASB) in December 1990. The Company adopted SFAS No. 106 effective January 1, 1993. SFAS No. 106 requires accrual of expected cost of providing those benefits, a departure from the current practice of using the cash basis for recording the cost. The Company does not presently provide post-retirement benefits and therefore no financial statement impact was recorded when SFAS No. 106 was adopted.

AMERICAN RESOURCE CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

Accounting for Income Taxes

SFAS No. 109 "Accounting for Income Taxes" was issued by the FASB in February 1992 and was adopted by the Company effective on February 18, 1992. The statement requires, among other things, an asset and liability approach for financial accounting and reporting for income taxes. The adoption of SFAS No. 109 had no cumulative effect on the Company's financial position or on net loss for the periods ended December 31 or February 18, 1992.

Accounting for Post-Employment Benefits

SFAS No. 112, "Employer Accounting for Post-Employment Benefits" was issued by the FASB in November 1992. The Company adopted SFAS No. 112 effective January 1, 1993. SFAS No. 112 requires accrual for the expected cost of providing these benefits. The Company currently has no post-employment benefits that would require the recognition of an additional liability and therefore, the adoption of the statement did not have any impact on the Company.

Accounting for Acquisition Funded by Equity Securities

The fair value of equity securities issued as consideration for the acquisition of property or other assets is based upon recent transactions in those securities. The number of securities issued and any restrictions on free trading of the securities is also included in the determination of the fair value for each issue, and is subsequently compared to the fair value of the assets acquired.

4.    RESTATED FINANCIAL STATEMENTS

Due to uncertainties regarding the Company's success in exploration, the ability to raise capital and to attain profitable operation in the future, the recovery of the Company's investments and its future as a going concern was not reasonably assured. During 1995, the Company significantly improved its liquidity and overall financial position with the proceeds from the sales of equity securities received from the sale if its wholly-owned subsidiary, Recursos Americanos Argentinos. In addition, the Company received a conditional commitment for a $25 million project gold loan facility for development of its San Gregorio property in Uruguay. Accordingly, management believes the uncertainty regarding the Company's ability to continue as a going concern no longer exists.

During the third quarter of 1995, the Company's new management became aware of certain aspects of several transactions entered into by the Company under its former management and began a review and investigation of these transactions and the relationships between former management and the counterparties to such transactions. Due to the relationships of certain of the parties referred to below with the Company, the Company's former management or other affiliates, terms of certain of the transactions below may not have been the same as those that would have resulted from transactions among wholly unrelated parties.

The Company has established that certain aspects of these transactions require the Company to restate the consolidated financial statements and to include additional disclosures regarding the affiliations certain parties had with the Company, the Company's former management or other affiliates.

AMERICAN RESOURCE CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

Financial Statement Restatement: Depreciation, depletion and amortization expense and estimated reclamation costs of the Company's Mahoma project in southern Uruguay reflected in prior period consolidated financial statements was not computed correctly. The effect of the restatements for these errors is summarized below:

                                                      DECEMBER 31, 1993
                                             ----------------------------------
                                             AS PREVIOUSLY
                                                REPORTED            AS RESTATED
                                              ------------         ------------
Write-downs of property, plant and
    equipment                                 $  1,208,664         $  1,208,664
Depreciation, depletion and
    amortization expense                         1,757,056            3,706,351
Production costs                                 7,644,138            8,023,238
Net loss                                       (18,743,407)         (21,071,802)
Net loss per share                                   (3.55)               (3.99)
Accumulated deficit                            (32,592,134)         (34,920,529)

Due to the restatement of property, plant and equipment and depreciation, depletion and amortization, net deferred tax assets at December 31, 1993 have also been restated. The net deferred tax assets after valuation allowance as previously reported and as restated are comprised of the following:

                                                     DECEMBER 31, 1993
                                            -----------------------------------
                                            AS PREVIOUSLY
                                               REPORTED            AS RESTATED
                                            --------------         ------------
Deferred tax assets
     Mineral property
        write-downs                          $  2,304,256          $  2,558,899
     Tax loss carryforwards                     7,787,069             7,787,069
     Allowance for bad debt                        17,550                17,550
                                             ------------          ------------
                                               10,108,875            10,363,518
Deferred tax liabilities                           (1,983)               (1,983)
                                             ------------          ------------
Net deferred tax assets                        10,106,892            10,361,535
Valuation allowance                           (10,106,892)          (10,361,535)
                                             ------------          ------------
Net deferred tax assets
    after valuation allowance                $       --            $       --
                                             ============          ============

AMERICAN RESOURCE CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

Geographic information as previously reported and as restated is as follows:

                                                     December 31, 1993
                                            -----------------------------------
                                            As Previously
                                               Reported             As Restated
                                            -------------          ------------
Revenues:
       U. S                                  $  1,998,938          $  1,998,938
       South America                            3,626,767             3,626,767
                                             ------------          ------------
                                             $  5,625,705          $  5,625,705
                                             ============          ============
Operating loss: (1)
       U. S                                  $ (1,801,070)         $ (1,801,070)
       South America                           (6,970,987)           (9,299,382)
                                             ------------          ------------
                                             $ (8,772,057)         $(11,100,452)
                                             ============          ============
Identifiable assets:
       U. S                                  $ 28,036,527          $ 28,036,528
       South America                           10,119,302             8,170,006
                                             ------------          ------------
                                             $ 38,155,829          $ 36,206,534
                                             ============          ============
Exploration:
       U. S                                  $    287,471          $    287,471
       South America                            2,615,527             2,615,527
                                             ------------          ------------
                                             $  2,902,998          $  2,902,998
                                             ============          ============
Depreciation, depletion and
    amortization:
       U. S                                  $    265,905          $    265,905
       South America                            1,491,151             3,440,446
                                             ------------          ------------
                                             $  1,757,056          $  3,706,351
                                             ============          ============
Additions to property, plant
    and equipment:
       U. S                                  $  2,802,279          $  2,802,279
       South America                            9,007,723             9,007,723
                                             ------------          ------------
                                             $ 11,810,002          $ 11,810,002
                                             ============          ============

The Company also incurred net corporate and other costs amounting to $10,188,050 in 1993.

Disclosure Related to Transactions Entered into by Former Management: A summary of the transactions reviewed and investigated by new management and the additional disclosures is presented below:

Tarot Transaction: Tarot Financial Investments, Inc. ("Tarot"), a Panamanian holding company, entered into a purchase contract with Bond Gold Limited ("Bond Gold") on January 22, 1992 to acquire all the outstanding shares of the capital stock of Compania Minera de San Jose de Uruguay, a Cayman Islands corporation ("CMSJ CI") (the "CMSJ Purchase Contract"), which in turn controlled its wholly-owned subsidiary, Compania Minera de San Jose, a Uruguayan corporation ("CMSJ SA"). CMSJ SA either directly or through one or more subsidiaries, owned the Mahoma mine property, mineral exploration lands and other facilities and equipment in southern Uruguay. On January 31, 1992, the Company entered into an option agreement (the "Tarot Transaction") to purchase all the outstanding shares of the capital stock of Tarot (the "Tarot Shares") with Mr. Hansueli Gasser. Mr. Gasser represented himself to the Company as the owner of the Tarot Shares. The Tarot Transaction required the delivery of 1,000,000 shares of the Company's common stock to Mr. Gasser or his designees and the delivery of the Tarot Shares to the Company.

AMERICAN RESOURCE CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

Mr. Gasser ultimately requested the shares of the Company's common stock to be designated as follows:

                                                                Common Shares
         Dellwood Holdings Ltd.                                       255,000
         Belgrove Holdings Ltd.                                       220,000
         Rayka Holdings Ltd.                                          260,000
         Aramorfa, S.A.                                               265,000
                                                                   -----------

                                                                   1,000,000
                                                                   ===========

The Company placed a value of $5 million ($5.00 per share) on the shares to be issued to Mr. Gasser or his designees and capitalized this amount as a direct acquisition cost of Tarot. This value was determined by former management using an approximate discount rate of fifty percent on the then current share price of the Company's unrestricted common stock. None of the 1,000,000 shares of the Company's common stock were delivered to Mr. Gasser or his designees in 1992, and Mr. Gasser did not deliver the Tarot Shares to the Company. During 1993 or 1994, 475,000 shares of the Company's common stock were delivered by the Company to Mr. Gasser registered in the names of Dellwood Holdings Ltd. ("Dellwood") and Belgrove Holdings Ltd. As of February 26, 1996, 525,000 shares remain in the Company's possession and the Tarot Shares have not been received by the Company. The Company has not restricted the voting (or other shareholder rights) for these 525,000 shares, and has told Mr. Gasser it is prepared and willing to deliver them to Mr. Gasser upon receipt of the Tarot Shares.

Since February 1992, the Mahoma Mine and all other CMSJ SA assets have been in the care, custody and control of the Company, and the Company has at all times dealt with CMSJ SA as its owner. The Company has performed all of the obligations of Tarot under the CMSJ Purchase Contract, has in its possession the CMSJ SA bearer shares and has been at full economic risk for the mining operations, including reclamation liabilities. New management has been actively trying to conclude this transaction since August 1995. The CMSJ SA results of operations, which have been a loss for each year since the Company entered into the Tarot Transaction, have been included with the Company's consolidated results of operations.

Goldfield Acquisition: In November 1991, the Company entered into an agreement with Woodhill Consultants Limited ("Woodhill"), under which Woodhill granted to the Company the right to acquire Woodhill's option rights to the Goldfield Joint Venture with Red Rock Mining (USA) Inc. ("Goldfield") in exchange for $500,000 in promissory notes. Mr. Norman M. Ewart was a Woodhill director and consultant in 1991, and named a director and officer of the Company in December 1992.

In January 1992, Woodhill assigned the agreement, subject to the Company's rights, to Harris Mining, Ltd. ("Harris"). On February 18, 1992, the Company exercised its option by issuing to Harris a $1 million short-term note payable and to Harris designees 1,000,000 shares of its common stock and 1,000,000 warrants to purchase an additional 1,000,000 shares of the Company's common stock at $10.00 per share, exercisable at any time on or before February 28, 1997. Former management placed a value of $5 million ($5.00 per share) on the shares to be issued to Harris or its designees, determining this value by using an approximate discount rate of fifty percent on the then current share price for the Company's unrestricted common stock, and capitalized the approximate $6.5 million of consideration to Woodhill and Harris as a direct acquisition cost of its interest in Goldfield. In February 1993, in consideration for retiring the short-term note payable of $1 million plus accrued interest of ten percent per annum, the Company issued 109,300 shares of the Company's restricted common stock.

AMERICAN RESOURCE CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

In November 1993, the Company reduced the exercise price of the warrants to $7.50 each. In 1992, the Company recorded a $5.7 million write-down of its investment in Goldfield.

The 1,000,000 shares of the common stock were issued to Harris designees as follows:

                                                             Common Shares
           Dellwood Holdings Ltd.                                  180,000
           Belgrove Ltd.                                           185,000
           Hillsborough Investments Ltd.                           175,000
           Pasco Holdings Ltd.                                     150,000
           Fabry SA                                                175,000
           Clearview Ltd.                                          135,000
                                                                 ---------

                                                                 1,000,000
                                                                 =========

The 1,000,000 warrants were issued to Harris designees as follows:

                                                                  Warrants
           Harris Mining, Ltd.                                     190,000
           Parkgate Properties Ltd.                                180,000
           Guyane Investments Ltd.                                  75,000
           Clearview Ltd.                                           55,000
           Valois Holdings, Ltd.                                   175,000
           Rona Investments                                        150,000
           Theodore Holdings Ltd.                                  175,000
                                                                 ---------

                                                                 1,000,000
                                                                 =========

Dellwood Debt: On September 10, 1993, the Company received $800,000 in cash from Dellwood. Ten days later, $500,000 of this amount was repaid to Dellwood through New World Trust and the remaining $300,000 plus accrued interest was recorded as a note due on demand until it was paid in February 1996.

Bolir Acquisition: On February 28, 1992, ARC acquired mineral exploration properties in Uruguay through the purchase of one hundred percent of the capital stock of Bolir, SA ("Bolir") from Florecer Corporation ("Florecer"). The original cost to the Company to acquire Bolir was 50,000 shares of ARC's restricted common stock valued at $250,000. On March 30, 1992, shares of ARC were issued to Florecer and then transferred to the following individuals on July 10, 1992:

                                                             Common Shares
           Mike Schwabe                                             12,500
           Jack Crawford                                             5,000
           George Young                                             10,000
           Tony Healey                                              10,000
           Stephen Everett                                          12,500
                                                                    ------

                                                                    50,000
                                                                    ======

As previously reported by the Company in its September 28, 1993 Proxy Statement, Messrs. Schwabe, Crawford and Young were officers and shareholders of Florecer in February 1992. Mr. Young was named an officer of the Company and to its Board of Directors in April 1992; Mr. Schwabe was named an officer of the Company in March 1992; and Mr. Crawford joined the Company as an employee in March 1992.

AMERICAN RESOURCE CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

Acquisition of Mahoma Plant: In February 1992, the Company signed an $8.25 million turn-key construction contract with Bardem Machinery and Equipment Limited, ("Bardem"), c/o Kwan Wong Tan and Fong for the Mahoma Plant and facilities. Mr. Young signed this contract under power of attorney on behalf of Bardem. James Askew Associates, Inc. ("Askew"), an unrelated party, was named as a subcontractor to perform technical services under this agreement. Bardem purchased a used gold plant from Pacific Goldmines NL ("Pacific") for $1.5 million under the above contract. ARC made the $1.5 million payment to Pacific on Bardem's behalf.

Askew personnel arrived on site in April 1992 and the plant arrived in Uruguay in June 1992. At about the same time, ARC canceled the turn-key contract with Bardem. Bardem ultimately requested payment under the turn-key contract in the aggregate amount of $3.8 million, including the $1.5 million paid by the Company to Pacific on Bardem's behalf. The Bardem demand letter, dated June 1, 1992, stipulated that ARC accept that it was buying the plant "at site in Australia and prior to any renovation". ARC ultimately paid Bardem and Pacific approximately $2.4 million (including $100,000 interest) and $1.5 million, respectively. ARC also paid another subcontractor, Metallurgy International Pty Ltd., $1.1 million for refurbishment and shipment of the gold plant to Uruguay. The Askew contract terminated in September 1992 and CMSJ personnel completed the construction and commissioning. New management has not been able to determine the basis for the contract settlement amount of $3.9 million.

Mr. Ewart was a consultant to Bardem when ARC acquired the equipment from Bardem. As discussed above (see Goldfield Acquisition), in December 1992, Mr. Ewart was named an officer and director of ARC. As previously reported by the Company in its September 28, 1993 Proxy Statement, the Company entered into a consulting agreement with Mr. Ewart dated as of February 28, 1992, to provide for the consulting services of Mr. Ewart in relation but not limited to capital structure, accounting and cost control procedures. The agreement was effective through September 1992, although both parties continued to perform thereunder until March 1, 1993, when Mr. Ewart entered into an employment agreement with the Company which provided for payment to Mr. Ewart of $15,000 per month. Mr. Ewart received $135,000 in consulting fees from the Company during 1992 under this agreement. In 1990 and 1994, Mr. Ewart was an officer, director and minority shareholder of Pacific. It has not been determined whether Mr. Ewart had affiliations with Pacific in 1992.

Cameron Glover was named Chairman of ARC's Board of Directors in February 1992. In 1990 and 1994, Mr. Glover was a minority shareholder of Pacific. It has not been determined whether Mr. Glover was a shareholder of Pacific in 1992.

5. ACQUISITIONS AND INVESTMENTS

In April, 1993, the Company purchased 100% of the shares of STEL (BVI) Inc., 100% of the shares of STEL S.A., 100% of the shares of Dalvan S.A. and 95% of the shares of Glendora S.A. from CMP (BVI) Inc. for $4,530,000. A note payable to CMP (BVI) Inc. for $4,323,974 ($4,530,000 face value less imputed interest of $206,026 using the Company's cost of capital) was issued by the Company. The purchase note required an initial payment of $1,500,000, four installment payments with interest at 6% and a royalty of 1.5% on the gross sale price of the gold produced from the properties acquired in this purchase in excess of 500,000 ounces of gold. The four installments were payable $1,000,000 in October, 1993, $1,000,000 in April, 1994, $500,000 in December, 1994 and
$530,000 in March, 1995. The note was fully paid in January, 1994. The acquisition was accounted for using the purchase method of accounting.

In February, 1993, the Company purchased from Walhalla Mining Company NL Inc., an Australian company, ("Walhalla")

AMERICAN RESOURCE CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

1,662,366 shares of common stock of Red Rock Mining Corporation ("Red Rock") and certain warrants that automatically converted into 75,001 shares of Red Rock's common stock, on February 15, 1993, together representing approximately 42% of the outstanding common shares of Red Rock for consideration of: (i) cash payments of US$200,000 and CAN$50,000: (ii) a Convertible Subordinated Note (the "First Note") in the principal amount of US$840,111 ($890,978 face value less imputed interest of $50,867 using the Company's cost of capital), payable in five equal installments due on January 31, 1993 (paid subsequent to the closing of the transaction), April 30, 1993, July 31, 1993, October 31, 1993 and January 30, 1994 (this note was repaid during 1993); and (iii) a Non-Assignable Convertible Subordinated Note (the "Second Note") in the principal amount of US$362,554 ($671,889 face value less imputed interest of $309,335 using the Company's cost of capital), payable 50% seven days after written demand by the holder any time after January 24, 1998, but not later than March 31, 1998, and the balance on March 31, 1998. The acquisition was accounted for as an equity investment.

In addition, the Company received 31,563 shares of Red Rock's common stock from an affiliate under the terms of the purchase agreement and acquired a further 35,942 shares in the open market. At December 31, 1993, the Company owned 1,804,872 shares of Red Rock's common stock constituting approximately 43% of the outstanding shares of common stock of Red Rock. In 1994, the Company increased its interest in Red Rock (See Note 18).

During 1993 and 1992, the Company made acquisitions of property plant and equipment in addition to development at certain properties totaling over $11 million and $26 million respectively.

In November, 1991, the Company entered into an agreement with Woodhill Consultants Limited ("Woodhill"), under which Woodhill granted to the Company the right to acquire Woodhill's interest in the Goldfield Joint Venture ("Goldfield") with Red Rock Mining (USA) Inc., a wholly-owned subsidiary of Red Rock in exchange for $500,000 in promissory notes. In January 1992, Woodhill assigned the agreement, subject to the Company's rights, to Harris Mining, Ltd. On February 18, 1992, the Company exercised its option by issuing to Harris Mining, Ltd. 1,000,000 restricted shares of its common stock, a short-term note payable of $1,000,000 and 1,000,000 warrants to purchase an additional 1,000,000 shares of the Company's restricted common stock at $10.00 per share, exercisable at any time on or before February 28, 1997. On February 26, 1992, the Company and its venture partner each purchased a 5% net profits interest ("NPI") in the joint venture from Walhalla Mining Company, eliminating the 10% NPI in the property. The cost assigned to the right to earn the 50% interest in the project including the purchase of the 5% NPI was $6,594,250. By exercising the option, the Company obtained the right to acquire up to a 50% interest in the mining project located in south-central Nevada by funding up to $2,000,000 in development expenditures or by attaining 120,000 tons of production within a ninety-day continuous period by December 31, 1992. The Company also agreed to spend up to $500,000 in direct exploration costs. The Company completed the requirements of the option in October, 1992 and earned its 50% interest in Goldfield. The option also gave the Company the right to purchase the remaining 50% interest for $5,000,000 at any time during the year following earning its 50% interest, and to act as Manager and Operator of the project for a fee of 7% of the operating expenditures of the project.

Development of Goldfield commenced during 1992 and some limited start-up sequencing activities and trial mining activities had commenced by December 31, 1992. The limited start-up activities involved relocating existing stockpiles of marginally low - grade gold bearing material. Since significant mining activities had not yet commenced that would provide higher grade economic ore, the stockpile material was processed to assist in metallurgical testing. Some of the material was

AMERICAN RESOURCE CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

also used in a limited operating break-in after mechanical completion of the crushing and conveying facilities.

In addition to the marginal low grade stockpiled material, there were tailings from previous mining operations that needed to be moved to an environmentally safe lined containment area. Much of this material was placed on the newly constructed heap leach facilities where the material was processed related to the operating break-in and the metallurgical evaluation. These limited start-up activities related to facility testing and start-up commenced early in 1993, on an intermittent basis at substantially less than design capacity. Production activities approached sustainable levels of plant design and intended capacity during June, 1993. The mine was deemed to have commenced commercial operations in July, 1993.

Poor equipment availability due to start-up mechanical failures contributed to insufficient cash flow to sustain operating levels that were cost effective, and as a result, mining activity was suspended in August, 1993. Leaching of existing ore on the leach pad continued to provide diminishing levels of gold production, but were minimal by the end of 1993. Most of the mining equipment was leased and agreements with the vendors were made so that the majority of the equipment could be returned with payments stopping in October, 1993. A net loss of approximately $302,000 ($151,000 was the Company's 50% share) for returning the equipment was incurred in 1993.

A revised operating plan has developed that will require expansion of certain components of the facility and replacement equipment that is suitable for the methods and volume contained in the revised plan. Capital expenditures for 1994 are expected to be approximately $4.5 million and mining operations are expected to reach designed capacity during 1994. Design and construction activities began in the first quarter of 1994.

In February, 1994, the Company agreed to sell its 50% interest in Goldfield to Red Rock for 12 million shares of Red Rock common stock and purchased an additional 12.0 million shares for $6.0 million in cash. Red Rock repaid all amounts due to the Company. As a result of these transactions, the Company now owns approximately 60.6% of the outstanding common stock of Red Rock and expects this interest to increase to approximately 74% on approval by Red Rock shareholders of the acquisition of the Company's 50% interest in Goldfield (See
Note 18).

In February 1992, the Company acquired 100% of the capital stock of Tarot Financial Investments Inc. ("Tarot"), a company incorporated in Panama. At the time of the acquisition, Tarot was party to an agreement to acquire all of the outstanding shares of capital stock of Compania Minera San Jose de Uruguay ("CMSJ") which held substantial gold mineral properties in Uruguay through a wholly-owned subsidiary Compania Minera San Jose S.A. ("CMSJ, S. A."). Tarot was a party to an agreement to acquire all of the shares of CMSJ from Bond Gold Limited and its parent, Bond International Gold, Inc. (collectively, "Bond"). The cost to acquire Tarot and its subsidiaries was $7,898,449. The Company paid an option fee of $1,000,000 to Bond on behalf of Mr. Hansueli Gasser, the sole shareholder of Tarot, for the right to acquire all of the shares of Tarot. The Company exercised its right to acquire all of the shares of Tarot by issuing 1,000,000 shares of its restricted common shares to Mr. Gasser or his designee (See Note 4). Tarot exercised its right to acquire all of the shares of CMSJ in consideration for $500,000 paid to Bond by Tarot, $1,000,000 paid to Bond on behalf of Tarot by the Company and by a note payable to Bond for $1,898,449 ($2,500,000 face value less calculated imputed interest of $601,551 using the Company's cost of capital) issued by Tarot. This note is secured by the shares of CMSJ (See Note 10).

AMERICAN RESOURCE CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

The Mahoma Project was one of the properties owned and operated by CMSJ, SA and was developed during 1992 and was in the start-up sequencing phase at December 31, 1992. In the first quarter of 1993, the Mahoma Project commenced open pit mining operations, using contract miners within a one mile radius of the crushing and carbon in pulp ("CIP") processing plant. The plant has a capacity of 300 tons of material milled per day. Operations were temporarily suspended due to heavy rains, to change mining contractors and to finalize regulatory permits.

The Company also acquired other mineral exploration properties in Uruguay through the purchase of all of the capital stock of Bolir, SA ("Bolir") in February 1992, from Florecer Corporation. The cost to acquire Bolir was $250,000, which the Company paid by issuing 50,000 of its restricted common shares to the shareholders of Florecer. At the time of the acquisition, Bolir held an option to acquire all of the capital stock of Brimol, SA ("Brimol") who also held gold mineral exploration properties in Uruguay. The cost to acquire Brimol was $437,394. The Company advanced $200,000 to Bolir which was used as the initial payment to purchase all of the common stock of Brimol SA from Compania Minera Aguilar SA ("Aguilar"). A note payable to Aguilar for $237,394 ($300,000 face value less calculated imputed interest of $62,606 using the Company's cost of capital) was issued by Bolir (See Note 10).

Beginning in April 1992, the Company began acquiring rights to explore and to subsequently develop several properties in Argentina through differing agreements entered into by its 100% owned subsidiary Recursos Americanos Argentinos ("RAA"). During 1993, RAA continued to acquire rights to explore and to evaluate properties in Argentina. Some properties were abandoned based on poor evaluation results. Joint Venture partners were secured to assist in the evaluation of other properties that would entitle them to earn an interest in the property by funding the required exploration and periodic payments on the property. RAA has certain expenditure requirements to retain the ability to explore, develop, operate or purchase the various properties.

6. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

                                                   December 31,
                                          ------------------------------

                                              1993               1992
                                          -----------        -----------
      Trade                               $    33,580        $    32,759
      Related Parties (See Note 12)         3,266,014          1,616,541
      Bonds                                       --           1,606,000
      Other (net of allowances)             1,178,449            192,349
      Provision for bad debt                  (77,080)           (51,429)
                                          -----------        -----------

                                          $ 4,400,963        $ 3,396,220
                                          ===========        ===========

When the Company acquired CMSJ, SA in 1992, CMSJ, SA had an agreement with the Uruguayan Central Bank ("UCB") and CMSJ de Uruguay ("CMSJ") its parent company whereby CMSJ had agreed to invest capital in the mining industry in Uruguay in exchange for Uruguayan Treasury Bonds ("UTB") that would mature in relationship to the amounts invested in Uruguay. The UTB's were interest bearing and could be collected upon verification of the capital expenditures in the country. All remaining amounts receivable under this agreement were collected during 1993.

AMERICAN RESOURCE CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

7.  PROPERTY, PLANT AND EQUIPMENT

Mineral properties, mine development and other property and equipment are comprised of the following:

                                                                        December 31,
                                                               ------------------------------

                                                                  1993              1992
                                                               -----------       ------------
                                                               AS RESTATED
                    Mineral properties and mine
                       development costs                       $12,581,475       $ 4,837,128
                    Plant and equipment                         18,822,782         5,290,819
                    Capitalized leased assets                      426,804         1,152,950
                    Construction and mine
                       development in progress                                    10,691,167
                                                               -----------       -----------

                                                                31,831,061        21,972,064
                    Less:  Accumulated Depreciation,
                              depletion and amortization         3,989,111           305,449
                                                               -----------       -----------

                                                               $27,841,950       $21,666,615
                                                               ===========       ===========

Additions to property, plant and equipment include capitalized interest costs of $154,976 and $571,493 in 1993 and 1992 respectively. The amounts for mineral properties and mine development costs of $12,581,475 and $4,837,128 at December 31, 1993 and 1992, respectively, are the net costs after writing down the projects during the year. In 1992, the Goldfield Joint Venture in Nevada was written down $5,674,000 and Section 17 (Fortune Cookie) in Nevada was written down $100,000. This action has been taken to reduce the carrying value of these assets to amounts which the Company regards as appropriate. In 1993, the write-down of mineral properties of $1,024,894 related to properties abandoned or properties where exploration and evaluation efforts concluded the carrying value of the property was not supportable. Write-downs related to the recovery of investments in other mining interests totaled $183,750. Total write-downs for the year were $1,208,644. The amount of the write-down is included in the consolidated statements of operations under write-downs of mining properties and investments.

Accumulated depreciation, depletion and amortization includes $6,725 and $100,000 of amortization of assets acquired through capitalized leases at December 31, 1993 and 1992 respectively. Depreciation, depletion and amortization expense for the periods ended December 31, 1993 and 1992 respectively includes $104,731 and $100,000 of amortization for assets acquired through capital leases.

8.  MINING TECHNOLOGY

The Company purchased certain mining extraction technology in January, 1991 from a related party, Singtech Investment, Ltd. A director of the Company was a director of Singtech Investments, Ltd. The obligation for the purchase was satisfied upon confirmation of the Company's plan of reorganization by issuance of 20,000 shares of common stock valued at $10.00 per share. Due to the probable sale of the project on which the technology was to have been utilized, the $200,000 investment was written off in 1992.

AMERICAN RESOURCE CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

9.  INVESTMENT IN MINING INTERESTS

The Company acquired a 43% interest in the common stock of Red Rock in February 1993 (See Note 5), and uses the equity method to account for its investment. The equity method of accounting requires the original investment be recorded at cost and adjusted for the Company's share of undistributed earnings or losses. The Company increased its interest in Red Rock in early 1994 (See Note 18).

The following table summarizes the unaudited financial position and results of operations of Red Rock for the year ended December 31, 1993:

               Amounts in $ Thousands             December 31, 1993
               ----------------------             -----------------

               Condensed Balance Sheet:
                  Current assets                     $  230
                  Non-current assets                  8,683
                  Current liabilities                 5,206
                  Non-current liabilities                51
                  Net equity                          3,656

               Condensed Statement of Operations

                  Loss before extraordinary item     $1,302
                  Extraordinary gain                    500
                  Net loss                              802

AMERICAN RESOURCE CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

10. LONG TERM DEBT

Notes payable and accrued interest were comprised of the following:

                                                         Principal Balance                   Accrued Interest
                                                         at December 31,                     at December 31,
                                                         ---------------                     ---------------

                                                          1993             1992            1993            1992
                                                          ----             ----            ----            ----


Convertible promissory notes with interest at 10% per annum, secured by certain mineral properties payable quarterly in arrears, with principal amounts due:

         June 30, 1993                                   $              $2,700,000     $              $   65,000
         December 31, 1993                                  350,000      3,500,000                        25,000
         June 30, 1994                                    3,150,000
         December 31, 1994                                4,175,000

Convertible promissory notes with interest at 12%
per annum is payable at maturity along with
principal amounts due September 30, 1994.                   100,000        613,400         13,166          9,241

Note payable in five installments (including
interest imputed at 12%) in varying amounts
beginning February 28, 1993 and ending
August 31, 1995, depending upon the sales
price of gold produced from the properties
acquired in this purchase, with maximum or
cumulative installments of $2,500,000. The
note is secured by 100% of the shares of
Compania Minera San Jose de Uruguay                       1,639,923      1,898,449        234,196        201,228

Note payable in annual installments of $100,000
(including interest imputed at 12%) beginning
March 15, 1993 and ending March 15, 1995.  The
note is secured by 100% of the shares of Brimol
S.A.                                                        237,394        237,394         61,890         23,762

Note payable to a bank secured by amounts due
from maturing governmental bonds.  Amounts
advanced are discounted from face value of the
bonds depending upon maturity date.                                        717,027

Note payable to bank with interest at LIBOR plus
5% secured by the shares of Compania Minera San
Jose S.A.                                                    80,421

Note payable in nine monthly installments beginning
September 15, 1993 with interest at 10% per annum.            7,909

Note payable in four annual installments of
$25,000 beginning on July 14, 1993 with
interest calculated using the Applicable
Federal Rate as defined in Section 483 of
the Internal Revenue Code of 1986 on July 14, 1992.          65,788        100,000                         2,657
                                                         ----------     ----------     ----------     ----------

Sub total                                                $9,806,435     $9,766,270     $  309,252     $  326,888

AMERICAN RESOURCE CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

                                                        Principal Balance                     Accrued Interest
                                                        at December 31,                       at December 31,
                                                        ---------------                       ---------------

                                                           1993           1992             1993             1992
                                                           ----           ----             ----             ----

Balance from previous page brought forward             $ 9,806,435     $ 9,766,270     $   309,252     $   326,888

Installment purchase contract payable in
twenty-five installments, the first twelve
at $13,000 per month and the next twelve at
$17,500 per month with a final payment of
$160,000. The Company has the option to stop
making installments and make a final payment
of $489,500 less 90% of all previous installments.                         476,500                           2,183

Note payable with interest at 12% per annum,
payable on January 13, 1994.                               750,000                          87,040

Demand notes payable, due on 30 days notice with annual interest at:

                        12 %                               580,000                          24,457
                        10 %                               300,000                          10,658

Note payable in three installments with
interest at 12% (including 6% imputed
interest) due in 1994 and 1995. The notes
secured by the share of STEL (BVI) Inc. and
its subsidiaries.                                        1,923,631                         133,251

Non-assignable convertible subordinated
unsecured note payable 50% seven days after
written demand any time after January 24,
1998, but not later than March 31, 1998,
with 12% imputed interest.                                 362,554                          41,936

Installment contract purchase payable in
twelve quarterly installments of equal
installments through June 1996, plus
interest at 4.5% above the 3 month LIBOR
published rate.                                          1,757,537                           6,020

Capital lease obligations (See Note 16)                    107,733         378,335
                                                       -----------     -----------
                                                        15,587,890      10,621,105

Less:

         Current convertible notes payable               7,775,000       6,200,000
         Current portion of other long term debt         4,966,474       1,752,559
                                                       -----------     -----------     -----------     -----------
                                                       $ 2,846,416     $ 2,668,546     $   612,614     $   329,071
                                                       ===========     ===========     ===========     ===========



Payments of principal under the above long term notes (excluding capital lease obligations) are due as follows:

                                    1994               $12,539,469
                                    1995                 2,235,185
                                    1996                   342,949
                                    1997                      --
                                    1998                   362,554
                                                       -----------

                                                       $15,480,157
                                                       ===========



The notes due June 30, 1994, are convertible into shares of common stock at the rate of $10.00 per share at any time. The notes due December 31, 1994 are also convertible into shares at $10.00 per share at anytime until March 31, 1993. Thereafter, the conversion rate is the lesser of

AMERICAN RESOURCE CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

$10.00 or 90% of the average bid and offer price of the shares if the average share price is below $10.00. The holders can elect to receive interest in the form of common shares at $10.00 per share. The notes due September 30, 1994 are convertible into common stock at the average price on the date issued. The average conversion price for these notes is $6.60 per share. The note due December 31, 1993, was paid in cash in January 1994.

11. INCOME TAXES

The Company's net deferred tax assets at December 31, 1993 and 1992, were $10,361,535 and $8,244,054 respectively, before a valuation allowance as follows:

                                      December 31,      December 31,
                                          1993              1992
                                      ------------      ------------
                                      AS RESTATED

Deferred Tax Asset
   Mineral property write downs       $  2,558,899      $  2,232,594
   Tax loss carry forwards               7,787,069         5,986,500
   Allowance for bad debt                   17,550            17,550
   Book over tax depreciation and
   amortization                                                7,410
                                      ------------      ------------

Total deferred tax assets               10,363,518         8,244,054
                                      ------------      ------------

Deferred Tax Liabilities                     1,983
                                      ------------      ------------

   Net deferred tax assets              10,361,535         8,244,054
   Valuation allowance                 (10,361,535)       (8,244,054)
                                      ------------      ------------

Net deferred tax asset,
   net of valuation allowance         $    --           $    --
                                      ============      ============


A valuation allowance must be provided when it is more likely than not that the deferred tax asset will not be realized. The Company has provided a valuation allowance against the entire December 31, 1993 and 1992 net deferred tax asset. In subsequent periods, the Company may reduce the valuation allowance, provided that utilization of the deferred tax asset is more likely than not. As a result of this valuation allowance, no income tax expense or benefit for the periods ended December 31, 1993 and 1992 and February 18, 1992 and December 31, 1991 has been represented.

Pursuant to SFAS No. 109, the Company was required to apply the purchase method of accounting in a different manner than that reflected in the Company's Consolidated Statements of Financial Position prior to February 18, 1992. That application did not result in a material change to the basis of the underlying assets.

Availability of Amount of NOLs

At February 18, 1992, the Company had net operating loss ("NOL") carry forwards for financial reporting and federal income tax purposes of approximately $6,350,000 (see following discussion regarding Annual Limitation (defined herein) of NOL utilization). For financial reporting and tax reporting purposes, these NOL carry forwards expire between 1994 and 2008. For financial reporting purposes, benefits realized from NOL carry forwards existing as of the date of reorganization will be recorded as a direct addition to capital in excess of par value.

AMERICAN RESOURCE CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

On February 18, 1992, the Company completed its bankruptcy reorganization, emerging with substantial NOLs. If a loss corporation, such as the Company, undergoes an "ownership change" within the meaning of section 382(g) of the Internal Revenue Code of 1986, as amended, that event will generally limit the corporation's right to use its then-existing NOL and tax credit carry forwards, (the "Annual Limitation") for both regular tax and alternative minimum tax purposes, during each future year to a small percentage of the fair market value of such corporation's stock immediately before the ownership change. In the case of a loss corporation issuing stock in a bankruptcy proceeding (such as the Company), the Annual Limitation is increased by any enhancement in fair market value of the loss corporation's stock resulting from the surrender or cancellation of creditor's claims in the proceeding. An ownership change occurred with respect to the Company upon consummation of its plan of reorganization, resulting in an Annual Limitation of approximately $400,000. Any unused portion of the current Annual Limitation may be carried forward to the following year.

12.   SHAREHOLDERS' EQUITY

On February 18, 1992, the Company's plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code was confirmed (See Note 2). Under the provisions of the plan, a one-for-twenty reverse stock split was effected. Accordingly, common shares outstanding were decreased and the recorded amounts of the par value of the shares and additional paid-in capital were adjusted. On December 17, 1993, the Company effected a one for ten reverse stock split resulting in a reduction in the number of common shares outstanding and in the number of warrants to purchase shares of common stock. The par value and the contributed capital of the shares outstanding and the exercise price of warrants were adjusted. Authorized shares of 10,000,000 after the December 17, 1993 reverse split were increased to 25,000,000 at a Special Shareholder's Meeting held on February 14, 1994 (See Note 18). Unless otherwise indicated, all references in the financial statements regarding shares of common stock and related per share amounts have been adjusted to give retroactive effect to the common stock reverse splits. Debtor certificates (See Note 2) were issued to fund the Company's activities while operating under Chapter 11, which were converted into shares of common stock accompanied by warrants to acquire additional shares upon confirmation of the Plan of Reorganization. Warrants to purchase an additional 1,666,645 shares of common stock were outstanding at December 31, 1993.

Warrants outstanding at December 31, 1993:

    Class                         Number                  Exercise Price                 Expiration Date
    -----                         ------                  --------------                 ---------------


     A                          297,940                       $16.42                      June 30, 1994
     B1                         122,329                        21.75                      June 30, 1994
     B2                         117,730                        30.64                      June 30, 1994
     B3                         128,646                        39.53                      June 30, 1994
     Unclassified            1,000,000                           7.50                   February 28, 1997


Also upon confirmation of the Plan, the Certificate of Incorporation was amended to authorize 100,000,000 shares of new common stock (10,000,000 shares after December 17, 1993 reverse split) with a par value of $.01 per share and to prohibit the issuance of non-voting equity securities. Fifteen percent of the common stock at the time of approval of the reorganization plan was reserved for issuance under stock option plans that the Board of Directors approved in 1993. No shares had been issued under the option plan at December 31, 1993. No other class of capital stock is authorized.

AMERICAN RESOURCE CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

At December 31, 1993 and 1992, and February 18, 1992, the Company held subscriptions to capital stock for 186,680, 48,000 and 132,039 shares respectively. Contributed capital at December 31, 1993 and 1992, and February 18, 1992 include $1,458,873, $305,610 and $380,696 respectively, for these fully paid subscriptions to common shares that were issued in the subsequent period. In addition, contributed capital has been reduced for shares issued and outstanding at February 18, 1992 that were not fully paid until March 1992.

Shareholders equity at December 31, 1993 includes the issue of 150,000 shares to settle a debt of the Company. The shares are being held in escrow pending sale of a sufficient number of shares to provide proceeds of $565,000 the amount due by the Company. Any of these shares which are not required to be sold to settle the debt together with any surplus sale proceeds will be returned to the Company by the escrow agent. The shares returned will be canceled (See Note 15).

13. RELATED PARTY TRANSACTIONS

Accounts receivable from related parties consist of the following:

                                     1993                   1992
                                     ----                   ----
                                 December 31,   December 31,    February 18,
                                 ------------   ------------    ------------


Red Rock Mining Corporation     $3,242,880       $1,579,663     $   11,236
East West Minerals, Inc.            23,134           36,878         87,775
                                ----------       ----------     ----------

Total                           $3,266,014       $1,616,541     $   99,011
                                ==========       ==========     ==========


In February of 1992, the Company acquired the option to earn up to a 50% interest in Goldfield; and to become an equal partner with Red Rock Mining (USA) Inc. During 1991, the Company made certain payments on behalf of both the joint venture and its partner, which were to be reimbursed in 1992. The Company made additional contributions to the Goldfield Joint Venture on behalf of Red Rock during 1993 and borrowed amounts from Red Rock. Accrued interest of $23,983 at December 31, 1993 on borrowed amounts is included in accrued in liabilities. In February, 1994, the net advances were repaid to the Company and its 50% interest in Goldfield was sold to Red Rock in exchange for 12 million shares of Red Rock common stock valued at $.50 per share (See Notes 5 and 18).

In March 1991, the Company entered into an agreement with East West Minerals, Inc. ("EWM") to purchase certain mining rights in exchange for 20,000 shares of the common stock valued at $5.00 per share. Shares were issued upon confirmation of the Company's plan of reorganization. Evaluation of the property was conducted during 1992 with results which caused the Company to write off its investment in the property.

During 1992, the Company entered into a capital lease with EWM to acquire certain mining equipment with an agreed upon value of $46,887. The lease called for payments totaling $56,600, all of which were paid during 1992.

The Company contracts with Glover Mining Inc. for the services of its director, Cameron Glover, who is also a director of the Company. The contract provides consulting fees of $15,000 per month for a 3 year period ending March, 1995. The Company was indebted to Glover Mining Inc. for $30,000 at December 31, 1993 and to Cameron Glover for $149,402 and $100,000 for fees

AMERICAN RESOURCE CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

and for charges in connection with his travel and capital raising efforts at December 31, 1993 and 1992 respectively.

                                             December 31,
                                         ---------------------

                                           1993         1992
                                         --------     --------

                  Glover Mining Inc.     $ 30,000     $112,957
                  Cameron Glover          149,402      100,000
                                         --------     --------

                  Total                  $179,402     $212,957
                                         ========     ========



During 1992 and 1993, the Company entered into, a revised agreement with GMI for the acquisition of equipment originally valued at $240,000. The final terms of the equipment purchase were in the form of a capital lease. Under terms of the lease total payments of $300,000 were made to GMI and title to the assets transferred to the Company.

14. COMMITMENTS AND CONTINGENCIES

The Company has three zeolite properties which are all subject to a production royalty of $1.50 per ton of zeolite produced and sold up to a total royalty of $10,000,000, payable to the company which originally developed the resource or its successor. The royalty rate per ton is adjustable based on changes in the Consumer Price Index. In addition, the Company is committed to pay to the State of Arizona 5% of the gross value of all minerals and mineral products removed from the Bowie, Arizona property. All royalty payments relating to the zeolite properties have been paid or included in accrued expenses as of December 31, 1993. Payments of royalties and percentage of gross value of minerals removed in relation to these properties are based on actual minerals produced and sold.

The Butcher Boy mine property is subject to two leases. One lease requires the Company to make a semi-annual lease payment of $10,000 or to pay a royalty on production equal to 10% of net smelter returns, and $.25 per cubic yard of any sand, gravel or rock produced and sold from the Butcher Boy mine in Nevada, whichever is greater. The other lease requires a royalty payment equal to the greater of 10% of the gross value of all substances removed from the properties or an advance minimum royalty of $6,000 per year. Payments of these mineral leases would cease if the Company chose not to continue leasing the property. Payments of percentage of gross value of minerals removed in relation to these properties are based on actual minerals produced and sold. Production ceased at the property in July, 1993 and all minerals produced have been sold and related royalties have been paid.

The Company has guaranteed payment of $322,074 related to the purchase of drilling equipment by a vendor who provides drilling services for exploration efforts in South America. The purchase calls for two installments of $160,224 each, plus interest at 9.75 percent annually, due on December 9, 1993 and 1994. No payments have been made by the vendor or the Company against this obligation.

Also See Note 18 for additional commitments the Company made subsequent to December 31, 1993.

15.  ADDITIONAL CASH FLOW INFORMATION

In addition to the supplemental non-cash information presented on the Statements of Consolidated Cash Flows, shares were issued in settlement of a debt of $565,000. The shares issued are to be

AMERICAN RESOURCE CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

held in escrow pending the sale of all or some of them under instructions from the creditor until proceeds total $565,000. Any shares not required to be sold to settle the debt will be returned to the Company by the escrow agent for cancellation. Any surplus sale proceeds will also be returned to the Company by the escrow agent (See Note 12).

16.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted SFAS No 107 "Disclosure about Fair Value of Financial Instruments" effective December 31, 1992. The carrying value and the estimated fair value of the Company's financial instruments at December 31, 1993 are as follows:

                                                                    Carrying               Estimated
                                                                     Value                Fair Value
                                                               -------------------     ------------------
                  Convertible notes payable                $       9,385,421           $   9,385,421
                  Long-term debt                                   5,403,589               5,403,589


The carrying value of convertible notes payable and long term debt is a reasonable estimate of the fair value of each class of financial instrument, based on rates offered to the Company on similar debt.

The estimated fair value of other financial instruments included in working capital are reasonable estimates of their fair value due to the short term nature of those current assets and liabilities.

17.  LEASE COMMITMENTS

The Company leases various facilities and equipment pursuant to capital and operating leases that expire at various dates through 1996. At December 31, 1993, capital and non-cancelable operating leases with initial or remaining terms in excess of one year call for minimum future payments as follows:

                                        Capital Leases   Operating Leases
                                        --------------   ----------------


1994                                      $107,022          $295,514
1995                                         6,049           181,072
1996                                                             984
1997
1998

                                          --------          --------
Total minimum payments                     113,071          $477,570
                                                            ========
Less amounts representing interest           5,338
                                          --------
Present value of net minimum payments     $107,733
                                          ========


Rental expenses for each period represented in the Statement of Consolidated Operations are as follows:

                                                                      Minimum Rentals
                                                                      ---------------

                 Year Ended:                December 31, 1991          $    131,162
                 Periods Ended:             February 18, 1992                 8,386
                                            December 31, 1992               186,490
                 Year Ended:                December 31, 1993             1,517,767

AMERICAN RESOURCE CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

18.  SUBSEQUENT EVENTS

The one for ten reverse stock split on December 17, 1993 had reduced the authorized number of shares from 100,000,000 to 10,000,000. At a special shareholders meeting held on February 14, 1994, the shareholders approved an increase in the authorized number of shares of common stock that the Company can issue to 25,000,000 from 10,000,000 shares.

In February, 1994, the Company increased its interest in Red Rock from 43% to approximately 60.6% of the outstanding common stock by purchasing an additional 12 million shares at $.50 per share and agreed to sell its 50% interest in Goldfield to Red Rock for 12 million shares valued at $.50 per share (subject to Red Rock shareholder approval at its annual shareholders meeting to be held on May 13, 1994), which will increase its investment in Red Rock to approximately 74%. The transactions will be accounted for using the purchase method of accounting. At the same time, Red Rock repaid all amounts due to the Company. The following unaudited Pro Forma Consolidated Balance Sheet at December 31, 1993 and the unaudited Pro Forma Statement of Consolidated Operations for the year ended December 31, 1993 reflect the consolidated financial position and the consolidated results of operations of the Company and Red Rock, accounted for as a purchase, as if the acquisition had occurred on January 1, 1993.

The pro forma information that follows should be read in conjunction with the historical financial information and does not necessarily reflect the results of operations as they would have been if the Company and the acquired entity were a combined entity during the periods presented, and is not necessarily indicative of results which may be obtained in the future.

AMERICAN RESOURCE CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------


                      PRO FORMA CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1993

                                                                  Pro Forma Adjustments
                                                             ---------------------------------

                                          As                                    Related             Unaudited
                                       Restated         Acquisition           Transactions          Pro Forma
                                    ---------------    --------------       -----------------    -----------------
                                                            (1)

ASSETS:
Cash and equivalents               $    521,100         $  5,720,100         $  3,000,000 (2)     $  6,541,400
                                                                                3,315,000 (3)
                                                                               (6,000,000)(5)
                                                                                  (14,800)(4)

Receivables:
   Trade and other                    1,134,900                                                      1,134,900
   Related party                      3,266,000                                (3,242,900)(3)           23,100
Inventories                             565,000                                                        565,000
Other current assets                  1,082,400              136,500              (68,200)(4)        1,150,700
                                   ------------         ------------         ------------         ------------
     Total current assets             6,569,400            5,856,600           (3,010,900)           9,415,100
Property, plant and equipment        27,842,000           14,327,200             (621,200)(4)       34,138,200
                                                                                6,000,000 (5)
                                                                              (13,409,800)(6)

Investments and other assets          1,795,100               46,000               (8,100)(4)        1,833,000
                                   ------------         ------------         ------------         ------------
                                   $ 36,206,500         $ 20,229,800         $(11,050,000)        $ 45,386,300
                                   ============         ============         ============         ============

LIABILITIES AND SHAREHOLDERS'
EQUITY:
Accounts payable-trade             $  2,459,200         $    395,800         $   (186,900)(4)     $  2,668,100
Accounts payable related party          179,400                                                        179,400
Accrued and other liabilities         3,357,300              966,800             (344,000)(4)        3,914,800
                                                                                  (65,300)(4)
Convertible notes payable             7,775,000                                  (362,600)(3)        7,412,400
Current portion long-term debt        4,966,500              643,900             (130,400)(4)        5,480,000
                                   ------------         ------------         ------------         ------------
     Total current liabilities       18,737,400            2,006,500           (1,089,200)          19,654,700
Long -term and other                  3,240,500              102,000              500,000 (3)        3,791,500
liabilities

                                                                                  (51,000)(4)

Minority Interest                                                               4,711,500 (6)        4,711,500
                                   ------------         ------------         ------------         ------------
                                     21,977,900            2,108,500            4,071,300           28,157,700
                                   ------------         ------------         ------------         ------------
SHAREHOLDERS' EQUITY:
   Capital                           49,149,100           26,618,000            3,000,000 (2)       52,149,100
                                                                              (26,618,000)(6)
   Accumulated deficit              (34,920,500)          (8,496,700)           8,496,700          (34,920,500)
                                   ------------         ------------         ------------         ------------
                                     14,228,600           18,121,300          (15,121,300)          17,228,600
                                   ------------         ------------         ------------         ------------
                                   $ 36,206,500         $ 20,229,800         $(11,050,000)        $ 47,386,300
                                   ============         ============         ============         ============

(1) Consolidation of Red Rock December 31, 1993 proforma balances which include its acquisition of ARC's 50% interest in Goldfield and its related financing transactions.

(2) Proceeds from issuance of common shares (429,500 shares for $3,000,000).

(3)      Settlement of related party accounts.

(4)      Disposal of 50% prorata share in Goldfield.

(5)      Purchase of 12,000,000 shares of Red Rock for $6,000,000.

(6)      Elimination of equity in Red Rock and recognition of minority interest.

AMERICAN RESOURCE CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED DECEMBER 31, 1993

                                                  As                Proforma             Unaudited
                                               Restated           Adjustments             Proforma
                                               --------           -----------             --------
Revenue:                                                                (1)

Gold sales                                    $  5,078,900         $  1,083,300         $  6,162,200
Other income                                       546,800               67,000              613,800
                                              ------------         ------------         ------------
                                                 5,625,700            1,150,300            6,776,000
                                              ------------         ------------         ------------
Expenses:

Production cost - gold                           8,023,200            1,075,200            9,098,400
Depreciation, depletion and amortization         3,706,400               68,500            3,774,900
Administrative and general                       6,179,700              875,700            7,055,400
Exploration                                      2,903,000               45,000            2,948,000
Amortization of deferred debt financing          2,013,100                                 2,013,100
costs
Interest expense                                 1,996,300               56,700            2,053,000
Write-downs of mining properties                 1,208,600                                 1,208,600
Equity share of loss from investment in
mining Interests                                    549,200             (549,200)(2)
Other expenses                                     334,700              296,200              630,900
                                              ------------         ------------         ------------
                                                26,914,200            1,868,100           28,782,300)
                                              ------------         ------------         ------------
Loss from operations                           (21,288,500)            (717,800)         (22,006,300)
Minority interest                                                       329,400(3)           329,400
                                              ------------         ------------         ------------
Loss before extraordinary items               $(21,288,500)        $   (388,400)        $(21,676,900)
                                              ============         ============         ============

Loss per share before extraordinary items     $      (4.03)                             $      (3.79)
                                              ============                              ============

Average shares used in computation               5,287,545              429,500(4)         5,717,045
                                              ============         ============         ============


(1) Results of operation for Red Rock for the twelve months ended December 31, 1993. (Except for items included in Notes 3 and 4)

(2) Elimination of equity in income of Red Rock for the year ended December 31, 1993

(3)      Recognition of minority interest in Red Rock.

(4)      Issuance of 429,500 common shares for $3,000,000.

AMERICAN RESOURCE CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

19.  GEOGRAPHIC AND SEGMENT INFORMATION

The Company is primarily engaged in mining for gold and industrial minerals and related activities. Other activity includes corporate investments and other corporation activities. The current mining and related activities in South America are in Uruguay and Argentina. Operating profit or loss is represented by operating revenues less operating expenses and excludes income taxes and corporate income and expenses and extraordinary gains. Identifiable assets are those assets used in each segment or location of the Company's activities.

GEOGRAPHIC INFORMATION

                                    1993            For  1992 Periods Ended             1991
                                    ----            ---  ------------------             ----

                                December 31       December 31       February 18       December 31
                                -----------       -----------       -----------       -----------
                                AS RESTATED

Revenues:
   U.S.A                        $  1,998,938      $    497,196      $      9,548      $    267,286
   South America                   3,626,767           304,307
                                ------------      ------------      ------------      ------------

                                $  5,625,705      $    801,503      $      9,548      $    267,286
                                ============      ============      ============      ============

Operating (loss) (1) (2)
   U.S.A                        $ (1,801,070)     $ (7,722,201)     $   (231,055)     $   (668,585)
   South America                  (9,299,382)       (1,228,477)
                                ------------      ------------      ------------      ------------

                                $(11,100,452)     $ (8,950,678)     $   (231,055)         (668,585)
                                ============      ============      ============      ============


Identifiable Assets:
   U.S.A                        $ 28,036,528      $ 13,684,536      $  6,915,409      $  2,908,649
   South America                   8,170,006        15,273,864
                                ------------      ------------      ------------      ------------

                                $ 36,206,534      $ 28,958,400      $  6,915,409      $  2,908,649
                                ============      ============      ============      ============


Exploration: (2)
   U.S.A                        $    287,471      $    961,837      $     94,602      $    237,799
   South America                   2,615,527         1,228,477
                                ------------      ------------      ------------      ------------

                                $  2,902,998      $  2,190,314      $     94,602      $    237,799
                                ============      ============      ============      ============


Depreciation, Depletion and
  Amortization:
   U.S.A                        $    265,905      $    157,310      $      6,117      $     39,101
   South America                   3,440,446           174,166
                                ------------      ------------      ------------      ------------

                                $  3,706,351      $    331,476      $      6,117      $     39,101
                                ============      ============      ============      ============


Additions to Property
  Plant and Equipment
   U.S.A                        $  2,802,279      $ 15,062,807      $      2,393      $    824,572
   South America                   9,007,723        11,655,522
                                ------------      ------------      ------------      ------------

                                $ 11,810,002      $ 26,718,329      $      2,393      $    824,572
                                ============      ============      ============      ============




(1) Includes write-downs of mining properties of $1,208,644 in 1993 for South America, and $5,774,000 in the period ended December 31, 1992 for U.S.A.

(2) Operating loss includes exploration costs which are disclosed separately.

AMERICAN RESOURCE CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------
(2) Operating loss includes exploration costs which are disclosed separately.

SEGMENT INFORMATION

                                          1993             For  1992 Periods Ended              1991
                                          ----             -----------------------              ----

                                       December 31      December 31       February 18       December 31
                                       -----------      -----------       -----------       -----------
                                         AS RESTATED

Revenues:
   Gold                               $  4,946,429      $    249,389      $                 $    115,395
   Industrial Minerals                     132,451           104,772             9,548           151,891
   Corporate and other                     546,825           447,342
                                      ------------      ------------      ------------      ------------

                                      $  5,625,705      $    801,503      $      9,548      $    267,286
                                      ============      =============      ============      ============

Operating (loss)
   Gold (1)                           $ (8,080,766)     $ (6,703,568)     $   (103,941)     $   (467,328)
   Industrial Minerals                    (117,688)          (56,796)          (32,512)           36,542
   Exploration                          (2,902,998)       (2,190,314)          (94,602)         (237,799)
                                      ------------      ------------      ------------      ------------
   Operating (loss)                    (11,101,452)       (8,950,678)         (231,055)         (668,585)

   Corporate and other                 (10,187.050)       (4,898,049)         (347,070)       (1,496,426)
                                      ------------      ------------      ------------      ------------
   Loss Before Extraordinary Item     $(21,288,502)     $(13,848,727)     $   (578,125)     $ (2,165,011)
                                      ============      ============      ============      ============

Identifiable Assets:

  Gold                                $ 27,992,369      $ 20,454,603      $    538,674      $    589,655
  Industrial Minerals                      264,165           314,273           304,064           322,353
  Corporate and Other                    7,950,000         8,189,524         6,072,671         1,996,641
                                      ------------      ------------      ------------      ------------

                                      $ 36,206,534      $ 28,958,400      $  6,915,409      $  2,908,649
                                      ============      ============      ============      ============

Exploration Expenses:

  Gold                                $  2,902,998      $  2,190,314      $     94,602      $    227,594
  Industrial Minerals                                                                             10,205
                                      ------------      ------------      ------------      ------------

                                      $  2,902,998      $  2,190,314      $     94,602      $    237,799
                                      ============      ============      ============      ============

Depreciation, Depletion
  and Amortization

  Gold                                $  3,673,463      $    308,032      $      1,384      $     38,409
  Industrial Minerals                       15,016            12,548             4,793               692


  Corporate and Other                       17,872            10,896
                                      ------------      ------------      ------------      ------------

                                      $  3,706,351      $    331,476      $      6,177      $     39,101
                                      ============      ============      ============      ============

Additions to Property
  Plant and Equipment

  Gold                                $ 10,418,384      $ 26,638,255      $      2,393      $    804,639
  Industrial Minerals                                          1,624                              19,933
  Corporate and Other                    1,391,618            78,450
                                      ------------      ------------      ------------      ------------

                                      $ 11,810,002      $ 26,718,329      $      2,393      $    824,572
                                      ============      ============      ============      ============


(1) Includes write-downs of mining properties of $1,208,644 in 1993, $5,774,000 in the period ended December 31, 1992 and $50,597 in the period ended February 18, 1992.

                   UNAUDITED SELECTED QUARTERLY FINANCIAL DATA
                                   (Unaudited)
                          (000's except per share data)


                                                       Periods Ended
                              ----------------------------------------------------------------
1993                           Mar. 31      Jun. 30       Sep. 30          Dec. 31     Year
                               -------      -------       -------          -------     ----


Revenue                       $  1,834      $    812      $  2,110      $    870      $  5,626
Operating (loss)                (2,133)       (2,193)       (2,591)       (4,183)      (11,100)
Loss before extraordinary
   gains                        (4,603)       (4,795)       (4,752)       (7,139)      (21,289)
Extraordinary gains               --            --             217          --             217

Loss  per share before
   extraordinary gains           (1.05)        (0.91)        (0.89)        (1.18)        (4.03)
Extraordinary gains               --            --            0.04          --            0.04
                              ----------------------------------------------------------------





                              -------------------------------------------------------------------------------

1992                           Feb. 18*     Mar. 31*       Jun. 30         Sep. 30     Dec. 31       Period
                               --------     --------       -------         -------     -------       ------


Revenue                       $      9      $      3      $     54      $     54      $    243      $    354
Operating loss                    (286)         (493)       (1,366)       (1,610)      (10,380)      (13,849)
Loss before extraordinary
  gain                            (578)         (493)       (1,366)       (1,610)      (10,380)      (13,849)
Extraordinary gain               1,762          --            --            --            --            --

Loss per share before
  extraordinary gain             (1.55)        (0.02)        (0.04)        (0.04)        (0.26)        (0.43)
Extraordinary gain                4.73          --            --            --            --            --
                              -------------------------------------------------------------------------------


* In 1992, the quarter ending March 31 began on February 18, coinciding with implementing fresh start accounting. The amounts totaling for the year 1992, include Mar 31, Jun 30, Sep 30, and Dec 31.