Form 10-K/A
period 1994-12-31
AMERICAN RESOURCE CORP INC
filed 1996-05-23
CIK 797088

                        SECURITIES & EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   FORM 10-K/A

                               AMENDMENT NO. 1

/X/       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

                      FOR THE YEAR ENDED DECEMBER 31, 1994

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
                      ---   ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PROCEEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes X No
                            ---   ---

As of December 30, 1994 there were 13,225,234 shares outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement issued in connection with the 1994 Annual Meeting of Stockholders are incorporated by reference into
Part III.

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



                                         AMERICAN RESOURCE CORPORATION, INC.
                                         -----------------------------------
                                                    (Registrant)



Date: May 20, 1996                            /s/ Bruce K. Thiesen
     ----------------                    -----------------------------------
                                                  Bruce K. Thiesen
                                               Chief Financial Officer
                                            Principal Accounting officer

                       AMERICAN RESOURCE CORPORATION, INC.

                                   APPENDIX A

                   Index to Consolidated Financial Statements

                                                                                               Page No.
                                                                                               --------
     Financial Statements

      Report of Independent Accountants.......................................................   A-2
      Consolidated Balance Sheets at December 31, 1994 and 1993...............................   A-3
      Consolidated Statements of Operations for the years ended December 31 1994
         and 1993 and the periods ending December 31, 1992 and February 18, 1992..............   A-4
      Consolidated Statements of Shareholders' Equity for the years ending
          December 31, 1994 and 1993 and the periods ending December 31, 1992
          and February 18, 1992...............................................................   A-5
      Consolidated Statements of Cash Flows for the years ending December 31, 1994
         and 1993 and the periods ending December 31, 1992 and February 18, 1992..............   A-6
      Notes to Consolidated Financial Statements..............................................   A-7
      Unaudited Selected Quarterly Financial Data.............................................  A-33

                        [MCDOUGAL & WILLIAMS LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
  American Resource Corporation, Inc.

        We have audited the accompanying consolidated balance sheets of American Resource Corporation, Inc., (formerly New Gold, Inc.)(the "Company") and Subsidiaries as of December 31, 1994 and 1993, and the related statements of consolidated operations, shareholders' equity and cash flows for the years ended December 31, 1994 and 1993 and for the periods ended December 31, 1992 and February 18, 1992. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Resource Corporation, Inc. at December 31, 1994 and 1993, and the results of their operations and their cash flows for the years ended December 31, 1994 and 1993 and for the periods ended December 31, 1992 and February 18, 1992, in conformity with generally accepted accounting principles.



McDougal & Williams

Reno, Nevada
April 7, 1995, except for
Note 4, as to which the date is
February 26, 1996

                           CONSOLIDATED BALANCE SHEETS
              AMERICAN RESOURCE CORPORATION, INC. AND SUBSIDIARIES

                                                                                           DECEMBER 31,
                                                                                   ----------------------------
                                                                                       1994            1993
- ---------------------------------------------------------------------------------------------------------------
                                                                                   AS RESTATED     AS RESTATED
ASSETS
      CURRENT ASSETS:
           Cash and equivalents                                                    $  2,520,841    $    521,055
           Receivables:
               Trade                                                                    193,150          33,580
               Related parties                                                                        3,266,014
               Other                                                                    405,812       1,101,369
           Inventories:
               Finished products                                                         86,752          17,493
               Ore and in-process                                                     1,007,984         336,573
               Supplies                                                                 544,736         210,938
           Deferred financing costs                                                                     769,968
           Prepaids and other assets                                                  1,140,424         312,451
- ---------------------------------------------------------------------------------------------------------------
               Total current assets                                                   5,899,699       6,569,441
- ---------------------------------------------------------------------------------------------------------------

      PROPERTY, PLANT AND EQUIPMENT:
           Mineral properties and mine development                                   16,104,381      12,581,475
           Property, plant and equipment                                             16,467,735      19,249,586
           Accumulated depreciation, depletion and amortization                      (5,716,723)     (3,989,111)
- ---------------------------------------------------------------------------------------------------------------
               Net property, plant and equipment                                     26,855,393      27,841,950
- ---------------------------------------------------------------------------------------------------------------

      INVESTMENTS AND OTHER ASSETS:
           Investment in mining interests                                                             1,170,120
           Deferred financing cost - long-term                                          768,510         515,543
           Other assets                                                                 979,500         109,480
- ---------------------------------------------------------------------------------------------------------------
               Total investments and other assets                                     1,748,010       1,795,143
- ---------------------------------------------------------------------------------------------------------------
                                                                                   $ 34,503,102    $ 36,206,534
- ---------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
      CURRENT LIABILITIES:
           Accounts payable-trade                                                  $  2,357,337    $  2,459,242
           Accounts payable to related party                                             70,644         179,402
           Accrued liabilities:
               Payroll and other compensation                                           530,257         240,904
               Reclamation                                                              209,933         534,253
               Other taxes                                                              234,327         390,359
               Interest                                                                 375,421         612,614
               Other                                                                    586,780       1,579,177
           Convertible notes payable                                                    200,000       7,775,000
           Current portion of long-term debt                                          2,543,410       4,966,474
           Other liabilities                                                            154,000
- ---------------------------------------------------------------------------------------------------------------
               Total current liabilities                                              7,262,109      18,737,425
- ---------------------------------------------------------------------------------------------------------------
      LONG-TERM LIABILITIES:
           Long-term debt                                                            13,229,761       2,846,416
           Reclamation and other long-term obligations                                1,024,849         394,100
- ---------------------------------------------------------------------------------------------------------------
               Total long-term liabilities                                           14,254,610       3,240,516
- ---------------------------------------------------------------------------------------------------------------
      MINORITY INTEREST IN SUBSIDIARIES                                                 564,754              22
- ---------------------------------------------------------------------------------------------------------------
      SHAREHOLDERS' EQUITY: (shares in 000's)
           Capital stock (issued 13,476 shares in 1994 and 7,419 shares in 1993)        134,764          74,192
           Other capital                                                             76,575,862      49,074,908
           Accumulated deficit                                                      (64,288,997)    (34,920,529)
- ---------------------------------------------------------------------------------------------------------------
                 Total shareholders' equity                                          12,421,629      14,228,571
- ---------------------------------------------------------------------------------------------------------------
                                                                                   $ 34,503,102    $ 36,206,534
- ---------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              AMERICAN RESOURCE CORPORATION, INC. AND SUBSIDIARIES

                                                                  1994            1993                   1992
                                                             -------------    ------------   ----------------------------
                                                              JANUARY 1 TO    JANUARY 1 TO   FEBRUARY 18 TO  JANUARY 1 TO
                                                              DECEMBER 31     DECEMBER 31     DECEMBER 31     FEBRUARY 18
- -------------------------------------------------------------------------------------------------------------------------
                                                              AS RESTATED     AS RESTATED
REVENUES:
  Product sales                                              $  1,817,667    $  5,078,880    $    354,161    $      9,548
  Interest and dividends                                          199,380          10,030         315,246
  Other income                                                    230,940         536,795         132,096
- -------------------------------------------------------------------------------------------------------------------------
                                                                2,247,987       5,625,705         801,503           9,548
- -------------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
  Production costs                                              6,385,566       8,023,238         788,604          88,333
  Depreciation, depletion and amortization                      1,694,908       3,706,351         331,476           6,177
  Administrative and general                                    5,583,165       6,179,721       4,504,522          54,656
  Exploration                                                   3,028,745       2,902,998       2,190,314          94,602
  Amortization of deferred debt financing costs                   478,268       2,013,058         253,773
  Interest expense                                              1,439,146       1,996,298
  Other expense                                                   288,820         145,520         601,728
  Net loss on disposal of assets                                  198,175         189,224           5,813             894
  Write-downs of mining properties and investments             16,786,531       1,208,644       5,974,000          50,597
  Equity share of loss from investment in mining interests                        549,155
- -------------------------------------------------------------------------------------------------------------------------
                                                               35,883,324      26,914,207      14,650,230         295,259
- -------------------------------------------------------------------------------------------------------------------------

REORGANIZATION ITEMS:
  Professional fees                                                                                               167,207
  Administrative and general                                                                                       18,696
  Interest  and finance charges                                                                                   109,140
  Interest income                                                                                                  (2,629)
- -------------------------------------------------------------------------------------------------------------------------
                                                                                                                  292,414
- -------------------------------------------------------------------------------------------------------------------------

LOSS BEFORE EXTRAORDINARY ITEMS & MINORITY INTEREST           (33,635,337)    (21,288,502)    (13,848,727)       (578,125)

EXTRAORDINARY ITEMS:
  Equity Share Of Gain On The Forgiveness Of Debt                                 216,700
  Extraordinary Gain On The Forgiveness Of Debt                                                                 1,762,437
- -------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE MINORITY INTEREST                        (33,635,337)    (21,071,802)    (13,848,727)      1,184,312

MINORITY INTEREST SHARE OF LOSS                                 4,266,869
- -------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                            $(29,368,468)   $(21,071,802)   $(13,848,727)   $  1,184,312
- -------------------------------------------------------------------------------------------------------------------------

PER SHARE AMOUNTS:
  Loss Before Extraordinary Items & Minority Interest        $      (2.89)   $      (4.03)   $     (43.11)         (15.52)
  Equity Share Of Gain On The Forgiveness Of Debt                                    0.04
  Extraordinary Gain On The Forgiveness Of Debt                                                                     47.31
  Minority Interest Share of Loss                                    0.36
- -------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) PER SHARE                                  $      (2.53)   $      (3.99)   $     (43.11)   $      31.79
- -------------------------------------------------------------------------------------------------------------------------

AVERAGE SHARES USED IN THE COMPUTATION                         11,621,799       5,287,545         321,251          37,257
- -------------------------------------------------------------------------------------------------------------------------


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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              AMERICAN RESOURCE CORPORATION, INC. AND SUBSIDIARIES
     FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1993 AND THE PERIODS ENDING
                       DECEMBER 31, AND FEBRUARY 18, 1992




                                                       Common Stock               Other       Accumulated
                                                   Shares        Amount          Capital        Deficit           Total
- --------------------------------------------------------------------------------------------------------------------------
BALANCES,
 DECEMBER 31, 1991                                   37,257   $        373    $  2,244,587    $ (6,688,632)   $ (4,443,672)
    Net income for the period through
        February 18, 1992 (pre-confirmation)                                                     1,184,312       1,184,312
    Effects of reorganization:
    Effect of "Fresh Start"  accounting                                         (5,504,320)      5,504,320
    Common stock issued in
        settlement of claims                      1,126,446         11,264      10,424,754                      10,436,018
    Common stock subscriptions                                                   1,320,393                       1,320,393
    Common stock subscriptions receivable                                         (939,697)                       (939,697)
    Equity financing costs                                                      (1,593,524)                     (1,593,524)
- --------------------------------------------------------------------------------------------------------------------------

BALANCES,
 FEBRUARY 18, 1992                                1,163,703         11,637       5,952,193                       5,963,830
- --------------------------------------------------------------------------------------------------------------------------

SUCESSOR COMPANY

BALANCES,
 FEBRUARY 18, 1992                                1,163,703         11,637       5,952,193                       5,963,830
    Net loss(post-confirmation)
      from February 18 through
      December 31, 1992                                                                        (13,848,727)    (13,848,727)
    Common stock issued                           3,007,640         29,146      20,003,939                      20,033,085
    Common stock subscriptions                                                     305,610                         305,610
    Common stock subscriptions receivable                              930         938,767                         939,697
    Equity financing costs                                                      (1,228,211)                     (1,228,211)
- --------------------------------------------------------------------------------------------------------------------------

BALANCES,
 DECEMBER 31, 1992                                4,171,343         41,713      25,972,298     (13,848,727)     12,165,284
    Net loss (as restated)                                                                     (21,071,802)    (21,071,802)
    Common stock issued                           3,247,827         32,479      24,211,102                      24,243,581
    Common stock subscriptions                                                   1,458,873                       1,458,873
    Equity financing costs                                                      (2,567,365)                     (2,567,365)
- --------------------------------------------------------------------------------------------------------------------------

BALANCES,
 DECEMBER 31, 1993 (AS RESTATED)                  7,419,170         74,192      49,074,908     (34,920,529)     14,228,571
    Net loss (as restated)                                                                     (29,368,468)    (29,368,468)
    Common stock issued                           6,057,240         60,572      27,874,590                      27,935,162
    Common stock subscriptions                                                      75,000                          75,000
    Equity financing costs                                                        (448,636)                       (448,636)
- --------------------------------------------------------------------------------------------------------------------------

BALANCES,
 DECEMBER 31, 1994 (AS RESTATED)                 13,476,410   $    134,764    $ 76,575,862    $(64,288,997)   $ 12,421,629
- --------------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
              AMERICAN RESOURCE CORPORATION, INC. AND SUBSIDIARIES

                                                                  1994            1993                    1992
                                                             -------------   -------------   ----------------------------
                                                              JANUARY 1 TO    JANUARY 1 TO   FEBRUARY 18 TO  JANUARY 1 TO
                                                              DECEMBER 31      DECEMBER 31     DECEMBER 31   FEBRUARY 18
- -------------------------------------------------------------------------------------------------------------------------
                                                              AS RESTATED     AS RESTATED
CASH FLOWS FROM OPERATIONS:
  Net income (loss)                                          $(29,368,468)   $(21,071,802)   $(13,848,727)   $  1,184,312
  Reconciliation to net cash provided by operations:
    Depreciation, depletion and amortization                    1,694,908       3,706,351         331,476           6,177
    Amortization of deferred debt financing costs                 478,268       2,013,058         253,773
    Write-downs of mining properties and investments           16,786,531       1,208,644       5,974,000          50,597
    Minority Interest share of lOSS                            (4,266,869)
    Gain on extinguishment of debt                                                                             (1,762,437)
    Equity loss from investment in mining interests                               332,455
    Loss on disposal of assets                                    198,175         189,224           5,813             894
    Loss on Central Bank bonds                                                    109,690
    Expenses paid by issuing common shares                                      1,595,132         100,000            (685)
    Effect of changes in operating working capital items:
        Receivables                                               546,843         198,579         (46,324)       (121,658)
        Receivables-related parties                               876,011      (1,650,578)     (1,517,530)
        Inventories                                            (1,065,722)       (282,646)       (306,488)        (13,870)
        Prepaids and other assets                                (779,348)       (151,125)     (1,052,975)         48,202
        Accounts payable and other liabilities                   (489,563)      1,303,218       3,595,530        (199,012)
- -------------------------------------------------------------------------------------------------------------------------

  Net cash used by operations                                 (15,389,234)    (12,499,800)     (6,511,452)       (807,480)
- -------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
  Increase in investments and deposits                           (372,111)       (291,076)       (511,020)
  Additions to property, plant and equipment                   (9,324,117)     (5,852,637)    (11,368,794)         (2,393)
  Acquisitions, net of cash acquired                                           (1,382,290)
  Bond investment acquired in acquisitions                                                     (6,003,127)
  Proceeds from Joint Ventures                                    600,000
  Proceeds from bond maturities                                                 1,545,183       4,397,127
  Proceeds from sale of assets                                     27,308          33,825           6,390           5,000
- -------------------------------------------------------------------------------------------------------------------------

  Net cash provided (used) by investing activities             (9,068,920)     (5,946,995)    (13,479,424)          2,607
- -------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
  Borrowings                                                   19,100,000      11,625,422       7,569,085
  Debt repayments                                              (7,776,600)     (3,272,551)       (141,770)
  Current portion of long-term debt                                                                                 3,375
  Proceeds from debtor certificates                                                                             5,249,000
  Proceeds from warrants exercised                                              6,211,909
  Common stock issued                                          15,094,395       5,093,277      10,153,471
  Common stock issued by subsidiary                             3,021,000
  Common stock subscribed                                                       1,458,873         305,610         390,000
  Increase in capital raising and deferred financing costs     (3,001,177)     (3,223,317)     (2,255,761)       (620,977)
  Change in due to/from related parties                                            45,000          40,468         172,489
- -------------------------------------------------------------------------------------------------------------------------

   Net cash provided by financing activities                   26,437,618      17,938,613      15,671,103       5,193,887
- -------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                 1,979,464        (508,182)     (4,319,773)      4,389,014
CASH INCREASE FROM CONSOLIDATION OF SUBSIDIARY                     20,322
CASH AND EQUIVALENTS, BEGINNING OF THE PERIOD                     521,055       1,029,237       5,349,010         959,996
- -------------------------------------------------------------------------------------------------------------------------

CASH AND EQUIVALENTS, END OF THE PERIOD                      $  2,520,841    $    521,055    $  1,029,237    $  5,349,010
- -------------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

AMERICAN RESOURCE CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

1.  GENERAL

The Company was incorporated under the laws of the State of Nevada as New Gold, Inc. in 1985, principally to acquire mineral properties and to carry on the business of extracting, processing, and marketing the resulting products. The Company's principal product is gold, but it also produces zeolite, an industrial minerals product.

Since emerging from bankruptcy as a reorganized company (as discussed in Note 2 below) the Company has incurred substantial losses and a significant working capital deficit. The Company's future is heavily reliant upon its ability to explore and develop some of the properties acquired during 1992, 1993 and 1994. The Company has entered into joint venture agreements on certain properties in South America which allow the venture partners to earn an interest in the related properties in exchange for their funding exploration and evaluation of the properties. The Company continues to be active in discussions with various parties that have indicated an interest in jointly developing several of the Company's other properties. The Company also believes that it can expect some cashflow from its two operating locations, which, combined with capital infusions that are currently being negotiated, there will be sufficient capital to fund its requirements. Because of the uncertainties regarding success of exploration, the ability to raise capital and to attain profitable operations in the future, the recovery of the Company's investments and its future as a going concern are not assured.

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

The approved plan amended the Articles of Incorporation to authorize 100,000,000 shares (10,000,000 post December 17, 1993 10 for 1 common stock reverse split) of common stock (See Note 10). Pursuant to the approved amended plan, the following transactions occurred during the year ended December 31, 1992, resulting in the issuance of common stock.

         - Existing shareholders of the Company received one share of common stock in exchange for every 20 shares of Company common stock then held.

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

AMERICAN RESOURCE CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------


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

AMERICAN RESOURCE CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

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

                                                        Adjustments to Record Plan of Reorganization
                                                       -----------------------------------------------

                                           Pre-                          Exchange                      Reorganized
                                       Confirmation      Approved           of             Fresh        Statement
                                        February 10    Transactions       Stock            Start       February 18
                                       ------------    ------------   -------------    ------------    -----------
ASSETS

Cash                                   $  5,349,010    $               $               $               $  5,349,010
Accounts receivable, net                    127,355                                                         127,355
Accounts receivable, related                 99,011                                                          99,011
parties
Prepaid and other assets                     13,870                                                          13,870
                                       ------------    ------------    ------------    ------------    ------------
Total current assets                      5,589,246                                                       5,589,246

Mineral properties                          638,900                                                         638,900
Property and equipment                      427,065                                                         427,065
Other assets                              1,805,843      (1,545,645)                                        260,198
                                       ------------    ------------    ------------    ------------    ------------
Total assets                           $  8,461,054    $ (1,545,645)   $          0    $          0    $  6,915,409
                                       ============    ============    ============    ============    ============

LIABILITIES & EQUITY (DEFICIT)

Accounts payable                       $    741,982    $   (398,448)   $               $               $    343,534
Due to related party                        172,489                                                         172,489
Accrued reclamation                         435,556                                                         435,556
Debtor certificates                      10,185,224     (10,185,224)
Liabilities subject to compromise         2,667,449      (2,667,449)
                                       ------------    ------------    ------------    ------------    ------------
Total liabilities                        14,202,700     (13,251,121)              0               0         951,579
                                       ------------    ------------    ------------    ------------    ------------

Common stock                                  6,282          11,504          (7,079)                         10,707
Additional paid-in capital                1,518,829       9,931,535           7,079      (5,504,320)      5,953,123
Accumulated deficit                      (7,266,757)      1,762,437                       5,504,320
                                       ------------    ------------    ------------    ------------    ------------
Total stockholders' equity (deficit)     (5,741,646)     11,705,476                                       5,963,830
                                       ------------    ------------    ------------    ------------    ------------
Total liabilities and stockholders'
   equity (deficit)                    $  8,461,054    $ (1,545,645)   $          0    $          0    $  6,915,409
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

The accounting and reporting policies of the Company conform to generally accepted accounting principles. Certain amounts in the financial statements for prior periods have been reclassified to conform to the current period financial statement presentation. The following is a summary of the more significant of such Company policies.

AMERICAN RESOURCE CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------


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

Cash and Cash Equivalents

Included are all highly liquid investments with a maturity of three months or less at the date of purchase. The Company places its cash and cash equivalents in operating and money market accounts in excess of federally insured limits.

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

Property Evaluation

Recoverability of investments in mineral properties and related plant and equipment is evaluated at least annually. Evaluation of operating properties utilizes estimated future cash flows from proven and probable reserves based on current and projected estimates of production costs and metals prices, and if applicable, include future capital requirements. Evaluation of non-operating properties incorporates the use of estimates of expected development costs of known mineralization, costs to hold the property, future capital cost estimates to bring the property into production and expected production costs and metals prices. Future costs and metals prices are estimated using historical and current information as a basis for the projections. Investments in mineral properties in excess of expected future cash flows that are deemed to be other than temporary are written off when that determination is made. Properties which have not been explored or evaluated enough to determine if mineral values are sufficient to make development of the property feasible, are carried at original cost.

Plant and Equipment

Plant and equipment are recorded at cost. Depreciation of major plant facilities including capitalized interest is principally computed using the units of production method described above. Depreciation of other plant and equipment is computed principally using straight-line or accelerated methods over the estimated life of the asset. Amortization of assets acquired through capitalized leases is included in depreciation, depletion and amortization expense for the period. Costs of normal maintenance and repairs are expensed as incurred.

AMERICAN RESOURCE CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

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

Accounting for Income Taxes

The Company adopted SFAS No. 109 "Accounting for Income Taxes" on February 18, 1992, the date the Company emerged from bankruptcy.. The adoption of SFAS No. 109 had no cumulative effect on the Company's financial position or on net loss for the periods ended December 31 or February 18, 1992. The Company uses an asset and liability approach for financial accounting and reporting for income taxes. If the required accounting results in a net deferred asset, some or all of which may not be realized, the Company establishes a valuation allowance to reduce the net asset.

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

AMERICAN RESOURCE CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

4. RESTATED FINANCIAL STATEMENTS [PRIOR PERIOD ADJUSTMENTS]

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

Financial Statement Restatement: Depreciation, depletion and amortization expense of the Company's Mahoma project in southern Uruguay reflected in these consolidated financial statements was not computed correctly. Also, results of the Company's evaluation of its recoverability of the December 31, 1994 net book value and estimated reclamation costs for the Mahoma project were not correctly reflected. The effect of the restatements for these errors is summarized below:

                                        December 31, 1994                      December 31, 1993
                                 -------------------------------       -------------------------------
                                 As Previously                         As Previously
                                   Reported         As Restated          Reported          As Restated
                                 ------------       ------------       ------------       ------------
Write-downs of property,
    plant and equipment          $ 13,159,186       $ 16,786,531       $  1,208,644       $  1,208,644
Depreciation, depletion and
    amortization expense            1,633,690          1,694,908          1,757,056          3,706,351
Production costs                    6,355,666          6,385,566          7,644,138          8,023,238
Net loss                          (25,650,005)       (29,368,468)       (18,743,407)       (21,071,802)
Net loss per share                      (2.21)             (2.53)             (3.55)             (3.99)
Accumulated deficit               (58,242,139)       (64,288,997)       (32,592,134)       (34,920,529)

Due to the restatement of property, plant and equipment and depreciation, depletion and amortization, net deferred tax assets at December 31, 1994 and December 31, 1993 have also been restated. The net deferred tax assets after valuation allowance as previously reported and as restated are comprised of the following:

AMERICAN RESOURCE CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

                                           December 31, 1994                     December 31, 1993
                                   -------------------------------       -------------------------------
                                   As Previously                         As Previously
                                     Reported          As Restated          Reported         As Restated
                                   -------------      ------------       ------------       ------------
Deferred tax assets
     Mineral property
        write-downs                $  6,486,593       $  7,314,808       $  2,304,256       $  2,558,899
     Tax loss carryforwards          14,986,097         14,986,097          7,787,069          7,787,069
     Allowance for bad debt              17,550             17,550             17,550             17,550
                                   ------------       ------------       ------------       ------------
                                     21,490,240         22,318,455         10,108,875         10,363,518
Deferred tax liabilities                (43,421)           (43,421)            (1,983)            (1,983)
                                   ------------       ------------       ------------       ------------
Net deferred tax assets              21,446,819         22,275,034         10,106,892         10,361,535
Valuation allowance                 (21,446,819)       (22,275,034)       (10,106,892)       (10,361,535)
                                   ------------       ------------       ------------       ------------
Net deferred tax assets
    after valuation allowance      $         --       $         --       $         --       $         --
                                   ============       ============       ============       ============

Geographic information as previously reported and as restated is as follows:

                                     December 31, 1994              December 31, 1993
                               ----------------------------    ----------------------------
                               As Previously                   As Previously
                                 Reported       As Restated      Reported       As Restated
                               ------------    ------------    ------------    ------------
Revenues:
               U. S.           $  1,691,278    $  1,691,278    $  1,998,938    $  1,998,938
               South America        556,709         556,709       3,626,767       3,626,767
                               ------------    ------------    ------------    ------------
                               $  2,247,987    $  2,247,987    $  5,625,705    $  5,625,705
                               ============    ============    ============    ============
Operating loss: (1)
               U. S.           $(15,837,076)   $(15,837,076)   $ (1,801,070)   $ (1,801,070)
               South America     (7,010,188)    (10,728,652)     (6,970,987)     (9,299,382)
                               ------------    ------------    ------------    ------------
                               $(22,847,264)   $(26,565,728)   $ (8,772,057)   $(11,100,452)
                               ============    ============    ============    ============
Identifiable assets:
               U. S.           $ 13,815,708    $ 13,815,708    $ 28,036,527    $ 28,036,528
               South America     26,325,252      20,687,394      10,119,302       8,170,006
                               ------------    ------------    ------------    ------------
                               $ 40,140,960    $ 34,503,102    $ 38,155,829    $ 36,206,534
                               ============    ============    ============    ============
Exploration:
               U. S.           $    168,816    $    168,816    $    287,471    $    287,471
               South America      2,859,929       2,859,929       2,615,527       2,615,527
                               ------------    ------------    ------------    ------------
                               $  3,028,745    $  3,028,745    $  2,902,998    $  2,902,998
                               ============    ============    ============    ============
Depreciation, depletion and
    amortization:
               U. S.           $    760,761    $    760,761    $    265,905    $    265,905
               South America        872,929         934,147       1,491,151       3,440,446
                               ------------    ------------    ------------    ------------
                               $  1,633,690    $  1,694,908    $  1,757,056    $  3,706,351
                               ============    ============    ============    ============
Additions to property, plant
    and equipment:
               U. S.           $  5,397,107    $  5,397,107    $  2,802,279    $  2,802,279
               South America      3,927,010       3,927,010       9,007,723       9,007,723
                               ------------    ------------    ------------    ------------
                               $  9,324,117    $  9,324,117    $ 11,810,002    $ 11,810,002
                               ============    ============    ============    ============

(1) The Company also incurred net corporate and other costs amounting to $7,069,609 and $10,188,050 in 1994 and 1993, respectively.

AMERICAN RESOURCE CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

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

                                                           Common Shares
                                                           -------------
          Dellwood Holdings Ltd.                             255,000
          Belgrove Holdings Ltd.                             220,000
          Rayka Holdings Ltd.                                260,000
          Aramorfa, S.A.                                     265,000
                                                           ---------
                                                           1,000,000
                                                           =========


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

AMERICAN RESOURCE CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

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

In November 1993, the Company reduced the exercise price of the warrants to $7.50 each. In 1992, the Company recorded a $5.7 million write-down of its investment in Goldfield. American Pacific Minerals Ltd. ("APML") increased its interest in the Goldfield mine from fifty percent to one hundred percent in 1994 and the Company recorded a $12 million write-down of its investment in Goldfield that same year (See Note 7).

The 1,000,000 shares of the common stock were issued to Harris designees as follows:

                                                                Common Shares
                                                                -------------
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
                                                                 ---------

                                                                 1,000,000
                                                                 =========

The 1,000,000 warrants were issued to Harris designees as follows:

                                                                  Warrants
                                                                  --------
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

AMERICAN RESOURCE CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

stock valued at $250,000. On March 30, 1992, shares of ARC were issued to Florecer and then transferred to the following individuals on July 10, 1992:

                                                               Common Shares
                                                               -------------
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

AMERICAN RESOURCE CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

5. ACQUISITIONS AND INVESTMENTS

In April, 1993, the Company purchased 100% of the shares of STEL (BVI) Inc., 100% of the shares of STEL S.A., 100% of the shares of Dalvan S.A. and 95% of the shares of Glendora S.A. from CMP (BVI) Inc.(collectively "STEL") for $4,530,000. A note payable to CMP (BVI) Inc. for $4,323,974 ($4,530,000 face value less imputed interest of $206,026 using the Company's cost of capital) was issued by the Company. The purchase note required an initial payment of $1,500,000, four installment payments with interest at 6% and a royalty of 1.5% on the gross sale price of the gold produced from the properties acquired in this purchase in excess of 500,000 ounces of gold. The four installments were payable $1,000,000 in October, 1993, $1,000,000 in April, 1994, $500,000 in
December, 1994 and $530,000 in March, 1995. The note was fully paid in January, 1994. The acquisition was accounted for using the purchase method of accounting. STEL owns the right to explore and mine on mineral properties in northern Uruguay in South America, part of which is known as the San Gregorio Gold Project.

In February, 1993, the Company purchased from Walhalla Mining Company NL Inc., an Australian company, ("Walhalla") 1,662,366 shares of common stock of American Pacific Minerals Ltd. ("APM") formerly known as Red Rock Mining Corporation and certain warrants that automatically converted into 75,001 shares of APM's common stock, on February 15, 1993, together representing approximately 42% of the outstanding common shares of APM for consideration of: (i) cash payments of US $200,000 and CAN $50,000: (ii) a Convertible Subordinated Note (the "First Note") in the principal amount of US $840,111 ($890,978 face value less imputed interest of $50,867 using the Company's cost of capital), payable in five equal installments due on January 31, 1993 (paid subsequent to the closing of the transaction), April 30, 1993, July 31, 1993, October 31, 1993 and January 30, 1994 (this note was repaid during 1993); and (iii) a Non-Assignable Convertible Subordinated Note (the "Second Note") in the principal amount of US $362,554 ($671,889 face value less imputed interest of $309,335 using the Company's cost of capital), payable 50% seven days after written demand by the holder any time after January 24, 1998, but not later than March 31, 1998, and the balance on March 31, 1998. In addition, the Company received 31,563 shares of APM's common stock from an affiliate under the terms of the purchase agreement and acquired a further 35,942 shares in the open market. At December 31, 1993, the Company owned 1,804,872 shares of APM's common stock constituting approximately 43% of APM's outstanding shares of common stock. The acquisition was accounted for as an equity investment.

APM, through a wholly owned subsidiary, held a 50% joint interest in the Goldfield open pit heap leach gold mining project ("the Goldfield mine") in Goldfield, Nevada. The Company owned the other 50% joint venture interest in the Goldfield mine.

In the first half of 1994, the Company increased its interest in APM from 43% to approximately 60.6% of the outstanding common stock by purchasing an additional 12 million shares at $.50 per share. In addition, it sold its 50% interest in the Goldfield mine to APM for 12 million shares valued at $.47 per share which increased its investment in APM to approximately 74%. The transaction was accounted for using the current net book value of the Company's 50 percent interest. At the same time, APM repaid all amounts due to the Company.. As a result of the increase in ownership, the Company began including APM in the Company's consolidated financial statements effective January 1, 1994. The following unaudited Pro Forma Consolidated Balance Sheet at December 31, 1993 and the unaudited Pro Forma Statement of Consolidated Operations for the year ended December 31, 1993 reflect the consolidated financial position and the consolidated results of operations of the Company and APM, accounted for as if the acquisition had occurred on January 1, 1993. The pro forma information should be read in conjunction with the historical financial information and does not necessarily reflect the results of operations as they would have been if the Company and the acquired entity were a combined entity during the periods presented, and is not necessarily indicative of results which may be obtained in the future.

AMERICAN RESOURCE CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

                      PRO FORMA CONSOLIDATED BALANCE SHEET
                                December 31, 1993
                                -----------------

                                                       Pro Forma Adjustments
                                                   ----------------------------

                                        As                           Related         Unaudited
                                     Restated      Acquisition     Transactions      Pro Forma
                                   ------------    ------------    ------------    ------------
ASSETS:
Cash and equivalents               $    521,055    $  5,720,123    $    300,199    $  6,541,377
Receivables:
   Trade and other                    1,134,949            --              --         1,134,949
   Related party                      3,266,014            --        (3,242,880)         23,134
Inventories                             565,004            --              --           565,004
Other current assets                  1,082,419         136,454         (68,227)      1,150,646
                                   ------------    ------------    ------------    ------------
     Total current assets             6,569,441       5,856,577      (3,010,908)      9,415,110
Property, plant and equipment        27,841,950      14,327,248      (8,039,110)     34,130,088
Investments and other assets          1,795,143          46,012            --         1,841,155
                                   ------------    ------------    ------------    ------------
                                   $ 36,206,534    $ 20,229,837    $(11,050,018)   $ 45,386,353
                                   ============    ============    ============    ============

LIABILITIES AND SHAREHOLDERS'
EQUITY:
Accounts payable-trade             $  2,459,242    $    395,799    $   (186,949)   $  2,668,092
Accounts payable-related party          179,402            --              --           179,402
Accrued and other liabilities         3,357,307         966,784        (409,286)      3,914,805
Convertible notes payable             7,775,000            --          (362,554)      7,412,446
Current portion long-term debt        4,966,474         643,862        (130,409)      5,479,927
                                   ------------    ------------    ------------    ------------
     Total current liabilities       18,737,425       2,006,445      (1,089,198)     19,654,672
Long-term and other liabilities      3,240,516         102,043         448,978       3,791,537
Minority Interest                            22            --         4,711,551       4,711,573
                                   ------------    ------------    ------------    ------------
                                     21,977,963       2,108,488       4,071,331      28,157,782
                                   ------------    ------------    ------------    ------------
Shareholders' equity:
   Capital                           49,149,100      26,618,043     (23,618,043)     52,149,100
   Accumulated deficit              (34,920,529)     (8,496,694)      8,496,694     (34,920,529)
                                   ------------    ------------    ------------    ------------
                                     14,228,571      18,121,349     (15,121,349)     17,228,571
                                   ------------    ------------    ------------    ------------
                                   $ 36,206,534    $ 20,229,837    $(11,050,018)   $ 45,386,353
                                   ============    ============    ============    ============

                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                      For the year ended December 31, 1993
                      ------------------------------------

                                                     As           Proforma       Unaudited
                                                  Restated       Adjustments      Proforma
                                                ------------    ------------    ------------
REVENUE:
Gold sales                                      $  5,078,880    $  1,083,301    $  6,162,181
Other income                                         546,825          66,976         613,801
                                                ------------    ------------    ------------
                                                   5,625,705       1,150,277       6,775,982
                                                ------------    ------------    ------------
EXPENSES:
Production cost - gold                             8,023,238       1,075,164       9,098,402
Depreciation, depletion and amortization           3,706,351          68,538       3,774,889
Administrative and general                         6,179,721         875,721       7,055,442
Exploration                                        2,902,998          44,984       2,947,982
Amortization of deferred debt financing costs      2,013,058                       2,013,058
Interest expense                                   1,996,298          56,731       2,053,029
Write-downs of mining properties                   1,208,644                       1,208,644
Other expenses                                       549,155        (549,155)
                                                     334,744         296,224         630,968
                                                ------------    ------------    ------------
                                                  26,914,207       1,868,207      28,782,414
                                                ------------    ------------    ------------
Loss from operations                             (21,288,502)       (717,930)    (22,006,432)
Minority interest                                                    329,442         329,442
                                                ------------    ------------    ------------
Loss before extraordinary items                 $(21,288,502)   $   (388,488)   $(21,676,990)
                                                ============    ============    ============

Loss per share before extraordinary items       $      (4.03)                   $      (3.79)
                                                ============                    ============

Average shares used in computation                 5,287,545         429,500       5,717,045
                                                ============    ============    ============

AMERICAN RESOURCE CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

In February 1992, the Company acquired 100% of the capital stock of Tarot Financial Investments Inc. ("Tarot"), a company incorporated in Panama. At the time of the acquisition, Tarot was party to an agreement to acquire all of the outstanding shares of capital stock of Compania Minera San Jose de Uruguay ("CMSJ") which held substantial gold mineral properties in Uruguay through a wholly-owned subsidiary Compania Minera San Jose S.A. ("CMSJ, S. A."). Tarot was a party to an agreement to acquire all of the shares of CMSJ from Bond Gold Limited and its parent, Bond International Gold, Inc. (collectively, "Bond"). The cost to acquire Tarot and its subsidiaries was $7,898,449. The Company paid an option fee of $1,000,000 to Bond on behalf of Mr. Hansueli Gasser, the sole shareholder of Tarot, for the right to acquire all of the shares of Tarot. The Company exercised its right to acquire all of the shares of Tarot by issuing 1,000,000 shares of its restricted common shares to Mr. Gasser or his designee (See Note 4). Tarot exercised its right to acquire all of the shares of CMSJ in consideration for $500,000 paid to Bond by Tarot, $1,000,000 paid to Bond on behalf of Tarot by the Company and by a note payable to Bond for $1,898,449 ($2,500,000 face value less calculated imputed interest of $601,551 using the Company's cost of capital) issued by Tarot. This note is secured by the shares of CMSJ (See Note 8). There were no significant operations in the acquired entities in the periods from January 1 to February 18, 1992 or from February 18, 1992 to the acquisition on February 28, 1992.

The Company also acquired other mineral exploration properties in Uruguay through the purchase of all of the capital stock of Bolir, SA ("Bolir") in February 1992, from Florecer Corporation. The cost to acquire Bolir was $250,000, which the Company paid by issuing 50,000 of its restricted common shares to the shareholders of Florecer. At the time of the acquisition, Bolir held an option to acquire all of the capital stock of Brimol, SA ("Brimol") who also held gold mineral exploration properties in Uruguay. The cost to acquire Brimol was $437,394. The Company advanced $200,000 to Bolir which was used as the initial payment to purchase all of the common stock of Brimol SA from Compania Minera Aguilar SA ("Aguilar"). A note payable to Aguilar for $237,394 ($300,000 face value less calculated imputed interest of $62,606 using the Company's cost of capital) was issued by Bolir (See Note 8). Installment payments on this note have been suspended while investigation regarding the ownership of rights to certain properties that were represented as being included in the purchase are concluded.

Beginning in April 1992, the Company began acquiring rights to explore and to subsequently develop several properties in Argentina through differing agreements entered into by its 100% owned subsidiary Recursos Americanos Argentinos ("RAA"). During 1993 and 1994, RAA continued to acquire rights to explore and to evaluate properties in Argentina. Some properties were abandoned based on evaluation results which were unsatisfactory and the associated acquisition costs were written-off (See Note 6). Joint Venture partners were secured to assist in the evaluation of other properties that would entitle them to earn an interest in the property by funding the required exploration and periodic payments on the property. RAA has certain future expenditure requirements to retain the ability to explore, develop, operate or purchase the various properties.

6. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

                                                            December 31
                                                   ----------------------------
                                                       1994             1993
                                                   -----------      -----------
       Trade                                       $   193,150      $    33,580
       Related Parties (See Note 11)                      --          3,266,014
       Other, net of allowances                        577,710        1,178,449
       Provision for bad debts                        (171,898)         (77,080)
                                                   -----------      -----------

                                                   $   598,962      $ 4,400,963
                                                   ===========      ===========

\AMERICAN RESOURCE CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

7.  PROPERTY, PLANT AND EQUIPMENT

Mineral properties, mine development and other property and equipment are comprised of the following:

                                                                                       December 31
                                                                               ----------------------------
                                                                                   1994            1993
                                                                               ------------    ------------
                                                                                As Restated    As Restated
Mineral properties and mine development costs                                  $ 16,104,381    $ 12,581,475
Plant and equipment                                                              15,073,486      18,822,782
Capitalized leased assets                                                         1,394,249         426,804
                                                                               ------------    ------------
                                                                                 32,572,116      31,831,061
Less accumulated depreciation, depletion
   and amortization                                                              (5,716,723)     (3,989,111)
                                                                               ------------    ------------

                                                                               $ 26,855,393    $ 27,841,950
                                                                               ============    ============

Supplemental information:
Capitalized interest included in plant
   and equipment                                                               $    737,253    $    687,848
Assets acquired through capital leases:
   Accumulated depreciation, depletion
      and amortization                                                               86,802           6,725
   Depreciation, depletion and amortization
      expense                                                                        74,660         104,731



Additions to property, plant and equipment include capitalized interest costs of $49,405 in 1994 and $154,976 in 1993. The amounts for mineral properties and mine development costs at December 31, 1994 and 1993 are net costs after recording the following write-downs:

                                                           December 31,
                                                 -------------------------------
                                                    1994                1993
                                                 -----------         -----------
Goldfield mine                                   $12,000,000         $      --
Mahoma mine                                        3,627,345                --
Exploration properties                             1,148,750           1,024,894
Other mining interests                                10,436             183,750
                                                 -----------         -----------

                                                 $16,786,531         $ 1,208,644
                                                 ===========         ===========



Based on the Company's assessment of the recoverable value of its investment in the Goldfield mine and the Mahoma mine, it recorded a write-downs of $12,000,000 an $3,627,345, respectively. The write-downs reflects revised estimates, of future cash flows and gold mineralization that the Company believes would qualify as proven and probable reserves, anticipated sales prices and operating costs. Write-downs of exploration properties relate to abandoned properties or properties where exploration and evaluation efforts concluded the carrying value of the property was not supportable. The write-down of other mining interests relates to certain investments and other mining related assets for which the Company concluded that it would not recover its investment.

AMERICAN RESOURCE CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

8.  INVESTMENT IN MINING INTERESTS

The Company acquired a 43% interest in the common stock of APM in February 1993 (See Note 5), and used the equity method to account for its investment. The equity method of accounting requires the original investment be recorded at cost and adjusted for the Company's share of undistributed earnings or losses. The following table summarizes the unaudited financial position and results of operations of APM for the year ended December 31, 1993:

                               Amounts in $ Thousands                       December 31, 1993
                     -------------------------------------------      -------------------------------
                     Condensed Balance Sheet:
                       Current assets                                             $  230
                       Non-current assets                                          8,683
                       Current liabilities                                         5,206
                       Non-current liabilities                                        51
                       Net equity                                                  3,656

                     Condensed Statement of Operations
                       Loss before extraordinary item                             $1,302
                       Extraordinary gain                                            500
                         Net loss                                                    802

In 1994, the Company increased its interest in APM to approximately 74% (See
Note 5) and began including APM in the Company's consolidated financial statements.

AMERICAN RESOURCE CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

9. LONG TERM DEBT

Notes payable and accrued interest were comprised of the following:

                                                         Principal Balance            Accrued Interest
                                                          at December 31,              at December 31,
                                                     -----------------------------------------------------
                                                        1994          1993          1994          1993
                                                     -----------   -----------   -----------   -----------
Convertible secured notes; interest at 10%;
secured by certain mineral properties; due as
follows:
    December 31, 1993                                $      --     $   350,000   $      --     $      --
    June 30, 1994                                           --       3,150,000          --            --
    December 31, 1994                                    200,000     4,175,000        10,623          --

Convertible note;  interest at 12%; interest
and principal due September 30, 1994                        --         100,000          --          13,166

Note payable; interest imputed at 12%;
secured by the shares of Compania Minera San
Jose de Uruguay; due in five installments from
February, 1993 to August, 1995 which vary
based upon the sales price of gold produced
from the properties acquired with this debt,
with maximum total installments of $2,500,000            914,747     1,639,923        37,517       234,196

Note payable; interest imputed at 12%; secured by
100% of the shares of Brimol S.A.; due in $100,000
annual installments beginning March, 1993 and
ending March, 1995.  Payment has been suspended
pending resolution of a dispute (See Note 4)             237,394       237,394        76,995        61,890

Secured bank note; interest at 5% above;
LIBOR; secured by the shares of Compania
Minera San Jose S.A                                         --          80,421          --            --

Note payable; interest at 10%; due in nine
monthly installments from September, 1993                   --           7,909          --            --

Note payable; interest imputed at 6.85%;
due in four annual installments of $50,000
(prior to 1994, balances are 50% prorata of the
obligation.  Installments at 50% are $25,000)             90,589        65,788          --            --

Note payable; interest at 12%; due on
January 13, 1994                                            --         750,000          --          87,040

Demand notes; interest at 10% to 12%; due on
30 days notice                                           300,000       880,000        37,562        35,115
                                                     -----------   -----------   -----------   -----------

Sub-totals                                           $ 1,742,730   $11,436,435   $   162,697   $   431,407
                                                     -----------   -----------   -----------   -----------

AMERICAN RESOURCE CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

                                                         Principle Balance          Accrued Interest
                                                          at December 31,            at December 31,
                                                    -------------------------   -------------------------
                                                       1994          1993          1994          1993
                                                    -----------   -----------   -----------   -----------
Balance from previous page brought forward          $ 1,742,730   $11,436,435   $   162,697   $   431,407

Installment note; interest at 12% [including 6%
imputed interest]; secured by the shares of
STEL (BVI) Inc. and its subsidiaries; remaining
installments due in 1994 and 1995                          --       1,923,631          --         133,251

Convertible, non-assignable, subordinated
unsecured note; inputed interest at 12%; 50%
due by March 31, 1998 or on 7 days notice
after January 24, 1998                                     --         362,554          --          41,936

Installment purchase contract; interest at 4.5%
above three month LIBOR; due in twelve equal
quarterly installments through June 1996              1,339,399     1,757,537        39,682         6,020

Convertible secured  notes; regular interest at
9% and additional interest equal to 6.67% of
cash flow, as defined, of the Goldfield Joint
venture; secured by personal property of the
Joint Venture; due serially on December 31, 1997,
 1998 and 1999                                        2,000,000          --          30,082          --

Convertible secured note; interest at 8%;
secured by the shares of STEL (BVI) Inc and
its subsidiaries and their mineral properties
known as "the San Gregrio Property"; due
December 31, 1996                                     3,500,000          --            --            --

Convertible notes; interest at 10% to 11%;
due March 31, 1999 to May 17, 1999                    6,600,000          --         134,630          --

Capital lease obligations (See Note 17)                 791,042       107,733         8,330          --
                                                    -----------   -----------   -----------   -----------

                                                     15,973,171    15,587,890       375,421       612,614
Less:  Current convertible notes payable                200,000     7,775,000
       Current portion of long term debt              2,543,410     4,966,474
                                                    -----------   -----------   -----------   -----------

                                                    $13,229,761   $ 2,846,416   $   375,421   $   612,614
                                                    ===========   ===========   ===========   ===========


Aggregate maturities of long-term debt (excluding capital lease obligations) for the next five years are as follows: 1995 - $2,396,229; 1996 - $4,185,900; 1997 -
$666,667; 1998 - $666,667; and 1999 - $7,266,666.

The notes due December 31, 1994 are convertible into common shares of the Company at the lesser of $10.00 per share or at 90% of the average bid and offer price of the shares for the ten trading days preceding notice of

AMERICAN RESOURCE CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

conversion. The holders can elect to receive interest in the form of common shares at $10.00 per share. The notes due December 31, 1996 are convertible either into common stock of the Company at $8.00 per share or into a net smelter return royalty on mineral production from the property known as the "San Gregorio Property." The notes due serially on December 31, 1997, 1998 and 1999 are convertible into common shares of the Company's subsidiary, APM, at 85% of the average share price for twenty trading days preceding notice of conversion.

The Company, in March 1994, converted $430,000 of 12% demand notes, plus $33,683 of accrued interest and a fee amounting to $23,184, into 77,281 of its common shares at $6.30 per share. In March 1994, the Company converted $5,500,000 of its convertible notes due June 30, 1994 and December 31, 1994, plus accrued interest of $46,712, into 808,264 shares of its common stock at $6.86 per share, and in May 1994, the Company converted an additional $350,000 of this convertible debt into 84,770 shares of its common stock at $4.13 per share. In April 1994, the Company converted $7,000,000 of 14% convertible debt, issued in 1994 and due December 31, 1998, into 1,750,000 of its common shares at $4.00 per share. In July 1994, the Company converted $100,000 of its convertible promissory notes due September 30, 1994, plus accrued interest of $19,529 into 30,000 of its common shares at $3.97 per share. In December 1994, the Company recorded a subscription for 17,647 shares of common stock at a conversion rate of $4.25 per share related to the conversion of $75,000 of convertible promissory notes due December 31, 1994. The shares were issued in 1995 (See Note
11).

10. INCOME TAXES

The Company's net deferred tax assets at December 31, 1994 and 1993, were $22,275,034 and $10,361,535 respectively, before a valuation allowance as follows:

                                                                  December 31
                                                       --------------------------------
                                                           1994                1993
                                                       ------------        ------------
                                                        AS RESTATED         AS RESTATED
Deferred Tax Assets:
    Mineral property write-downs                       $  7,314,808        $  2,558,899
    Tax loss carry-forwards                              14,986,097           7,787,069
    Allowance for bad debt                                   17,550              17,550
                                                       ------------        ------------

                                                         22,318,455        $ 10,363,518
Deferred Tax Liabilities                                     43,421               1,983
                                                       ------------        ------------

Net deferred tax assets                                  22,275,034          10,361,535
Valuation allowance                                     (22,275,034)        (10,361,535)
                                                       ------------        ------------

Net deferred tax asset after valuation allowance       $         --        $         --
                                                       ============        ============

A valuation allowance must be provided when it is more likely than not that the deferred tax asset will not be realized. The Company has provided a valuation allowance against the entire December 31, 1994 and 1993 net deferred tax asset. In subsequent periods, the Company may reduce the valuation allowance, provided that utilization of the deferred tax asset is more likely than not. As a result of this valuation allowance, no income tax expense or benefit for the periods ended December 31, 1994, 1993, and 1992, and February 18, 1992 has been represented.

Pursuant to SFAS No. 109, the Company was required to apply the purchase method of accounting in a different manner than that reflected in the Company's Consolidated Statements of Financial Position prior to February 18, 1992. That application did not result in a material change to the basis of the underlying assets.

AMERICAN RESOURCE CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

Availability of Amount of NOLs

At February 18, 1992, the Company had net operating loss ("NOL") carry forwards for financial reporting and federal income tax purposes of approximately $6,350,000 (see following discussion regarding Annual Limitation (defined herein) of NOL utilization). For financial reporting and tax reporting purposes, these NOL carry forwards expire between 1994 and 2009. For financial reporting purposes, benefits realized from NOL carry forwards existing as of the date of reorganization will be recorded as a direct addition to capital in excess of par value.

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

11. STOCKHOLDERS EQUITY

On February 18, 1992, the Company's plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code was confirmed (See Note 2). Under the provisions of the plan, a one-for-twenty reverse stock split was effected. Accordingly, common shares outstanding were decreased and the recorded amounts of the par value of the shares and additional paid-in capital were adjusted. On December 17, 1993, the Company effected a one for ten reverse stock split resulting in a reduction in the number of common shares outstanding and in the number of warrants to purchase shares of common stock. The par value and the contributed capital of the shares outstanding and the exercise price of warrants were adjusted. Authorized shares of 10,000,000 after the December 17, 1993 reverse split were increased to 25,000,000 at a Special Shareholder's Meeting held on February 14, 1994. Unless otherwise indicated, all references in the financial statements regarding shares of common stock and related per share amounts have been adjusted to give retroactive effect to the common stock reverse splits. Debtor certificates (See Note 2) were issued to fund the Company's activities while operating under Chapter 11, which were converted into shares of common stock accompanied by warrants to acquire additional shares upon confirmation of the Plan of Reorganization.

Warrants to purchase an additional 1,666,645 shares of common stock were outstanding as follows:

               Warrants Outstanding at December 31, 1994
               -----------------------------------------

   Class             Number      Exercise Price      Expiration Date
   -----             ------      --------------      ---------------
     A               297,940       $   12.33          June 30, 1995
     B1              122,329           15.75          June 30, 1995
     B2              117,730           21.46          June 30, 1995
     B3              128,646           27.17          June 30, 1995
Unclassified       1,000,000            7.50        February 28, 1997

AMERICAN RESOURCE CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

Class A and B warrants include an antidilution provision which requires an exercise price adjustment of the warrants to reflect, with certain exceptions, the issue of additional common stock or common stock equivalents.

Also upon confirmation of the Plan, the Certificate of Incorporation was amended to authorize 100,000,000 shares of new common stock (10,000,000 shares after December 17, 1993 reverse split) with a par value of $.01 per share and to prohibit the issuance of non-voting equity securities. Fifteen percent of the common stock at the time of approval of the reorganization plan was reserved for issuance under stock option plans that the Board of Directors approved in 1993. The plan includes a formula that adjusts annually the number of shares available for issue under the plan provisions. Options to purchase 249,000 shares of common stock had been granted under the option plan at December 31, 1994, and an additional 369,000 options were granted in February, 1995 (See Note 12). No other class of capital stock is authorized. At December 31, 1994, 1993 and 1992, and February 18, 1992, the Company held subscriptions to capital stock for 17,647, 186,680, 48,000 and 132,039 shares respectively. Contributed capital at December 31, 1994, 1993 and 1992, and February 18, 1992 include $75,000,
$1,458,873, $305,610 and $380,696 respectively, for these fully paid subscriptions to common shares that were issued in the subsequent period. In addition, contributed capital has been reduced for shares issued and outstanding at February 18, 1992 that were not fully paid until March 1992.

Shareholders equity at December 31, 1993 includes the issue of 150,000 shares to settle a debt of the Company. The shares were held in escrow pending sale of a sufficient number of shares to provide proceeds of $565,000 the amount due by the Company. During 1994, 113,000 of these shares were sold to settle the debt and the remaining 37,000 shares were returned and added back to the authorized but unissued share total.

12. RELATED PARTY TRANSACTIONS

Accounts receivable from related parties consist of the following:

                                        1994             1993
                                     ----------       ----------
American Pacific Minerals Ltd.       $       --       $3,242,880
East West Minerals, Inc.                     --           23,134
                                     ----------       ----------

                                     $       --       $3,266,014
                                     ==========       ==========

During 1993 and early in 1994, the Company made certain payments on behalf of APM and made additional contributions to the Goldfield Joint Venture on behalf of APM. The Company also borrowed amounts from APM. Accrued interest at December 31, 1993 included $23,983 owed to APM on these borrowings. In February 1994, the net advances were repaid to the Company and its 50% interest in Goldfield was sold to APM in exchange for 12 million shares of APM common stock and the Company also purchased an additional 12 million shares increasing its interest in APM to approximately 74% (See Note 5). All transactions between the Company and APM are now eliminated in consolidation.

The Company contracted with Glover Mining Inc. for the services of its director, Cameron Glover, who was also Chairman and a director of the Company. The contract provided for consulting fees of $15,000 per month for a three year period ending March, 1995. The contract was terminated in 1994 when Mr. Glover resigned as Chairman and replaced with a consulting agreement calling for fees of $7,500 per month which was also terminated due to the death of Mr. Glover in September 1994. All directors and consulting fees due were paid in 1994. The Company was indebted to Glover Mining Inc. for consulting service fees of $30,000 at December 31, 1993, and to Cameron Glover for approximately $44,130 and $149,000 for charges in connection with his travel and capital raising efforts at December 31, 1994 and 1993 respectively.

AMERICAN RESOURCE CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

Mineral Resources Development, Inc. ("MRDI"), of which Mr. Ian B. Smith, a Director of the Company, is President, has performed feasibility studies and provided other consulting services on behalf of the Company with respect to certain of its mining prospects and projects. During 1994, the Company paid $250,122 to MRDI for these services.

13. EMPLOYEE BENEFIT PLANS

The Company established a voluntary defined contribution 401(k) plan during 1994 that covers all domestic employees twenty-one years of age or older that have completed three months of service that are not covered by a collective bargaining agreement. The plan allows for employer matching contributions, however, the Company did not make any contributions during 1994.

The Company granted 249,000 options to purchase common shares at a exercise price of $4.75 during 1994 as provided for by the "1993 Long Term Incentive Plan", of which 239,000 options are outstanding and exercisable at December 31, 1994. The plan authorizes the grant of nonqualified or incentive stock options. Incentive stock options available for delivery are limited to 1,000,000 shares. At December 31, 1994, an additional 2,788,959 shares were available for future grants. An additional 369,000 options with an exercise price of $4.625 were granted in February, 1995. These options are exercisable when granted.

14. OTHER COMMITMENTS AND CONTINGENCIES

The Company has three zeolite properties which are all subject to a production royalty of $1.50 per ton of zeolite produced and sold up to a total royalty of $10,000,000, payable to the company which originally developed the resource or its successor. The royalty rate per ton is adjustable based on changes in the Consumer Price Index.

In addition, the Company is committed to pay to the State of Arizona 5% of the gross value of all minerals and mineral products removed from the Bowie, Arizona property. All royalty payments relating to the zeolite properties have been paid or included in accrued expenses as of December 31, 1994 and 1993. Payments of royalties and percentage of gross value of minerals removed in relation to these properties are based on actual minerals produced and sold.

The Butcher Boy mine property is subject to two leases. One lease requires the Company to make a semi-annual lease payment of $10,000 or to pay a royalty on production equal to 10% of net smelter returns, and $.25 per cubic yard of any sand, gravel or rock produced and sold from the Butcher Boy mine in Nevada, whichever is greater. The other lease requires a royalty payment equal to the greater of 10% of the gross value of all substances removed from the properties or an advance minimum royalty of $6,000 per year. Payments of these mineral leases would cease if the Company chose not to continue leasing the property. Payments of percentage of gross value of minerals removed in relation to these properties are based on actual minerals produced and sold. Production ceased at the property in July, 1993 and all minerals produced have been sold and related royalties have been paid. The Company continues to maintain the leases and to provide care and maintenance on the property. The property is for sale and an offer was received in July 1994. No proceeds have been received in conjunction with the offer and therefore the sale is still pending.

The Company had guaranteed payment of $322,074 related to the purchase of drilling equipment by a vendor who provides drilling services for exploration efforts in South America. The purchase called for two installments of $160,224 each, plus interest at 9.75 percent annually, due on December 9, 1993 and 1994. The payment due in 1993 was made but the second payment has not been made by the vendor.

AMERICAN RESOURCE CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

Some of the Company's mining interest in Argentina were acquired with the assistance of an Argentine national to whom significant fees were paid by the Company. A dispute presently exists between this individual and the Company regarding amounts due to him and amounts due from him. No provisions have been made in the financial statements at December 31, 1994 regarding this dispute, because the Company does not believe that the final resolution will be material in amount.

In July 1994, Oscar E. and Marieanne B. Margraf ("Margraf"), who have control of mining claims on property adjacent to the Goldfield mine in Nevada, on part of which the Company has a Mining Surface Use Agreement with Margraf, filed an action (Case No. 4781) in the Fifth Judicial District Court of the State of Nevada in and for the County of Esmeralda alleging that the Company trespassed on those mining claims. Margraf is asking for actual and punitive damages and has asked the Court to void the above mentioned Mining Surface Use Agreement which allows the Company to use property adjacent to the Goldfield Joint Venture holdings to enlarge the pit and for a road to facilitate the use of the pit. The Company believes that the suit has little or no merit and the Company will vigorously contest it.

Also See Note 19 for additional commitments and contingencies arising subsequent to December 31, 1994

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted SFAS No 107 "Disclosure about Fair Value of Financial Instruments" effective December 31, 1992. The carrying value and the estimated fair value of the Company's financial instruments at December 31, 1994 are as follows:

                                      December 31 1994                    December 31 1993
                                 ----------------------------       -----------------------------
                                 Carrying          Estimated         Carrying          Estimated
                                   Value           Fair Value          Value           Fair Value
                                -----------       -----------       -----------       -----------
Cash and equivalents            $ 2,520,841       $ 2,520,841       $   521,055       $   521,055
Convertible notes payable           200,000           200,000         7,775,000         7,775,000
Long-term debt                   15,773,171        15,773,171         7,812,890         7,812,890

For cash and equivalents, the carrying amount is a reasonable estimate of fair value.

The carrying value of convertible notes payable and long term debt is a reasonable estimate of the fair value of each class of financial instrument, based on rates offered to the Company on similar debt.

The estimated fair value of other financial instruments included in working capital are reasonable estimates of their fair value due to the short term nature of those current assets and liabilities

AMERICAN RESOURCE CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

16. ADDITIONAL CASH FLOW INFORMATION

The following table presents supplemental cash flow information regarding the Company's non-cash investing and financing activities:

                                                     Year ended December 31,        1992 Period ended
                                                    -------------------------   -------------------------
                                                        1994          1993      December 31   February 18
                                                    -----------   -----------   -----------   -----------
Interest paid, net of amount capitalized            $ 1,681,942   $   823,137   $        --   $        --
Issuance of common stock for:
     Acquisitions                                                                10,400,000
     Property                                                          57,500
     Creditor payments                                              1,565,000         3,811    11,357,107
     Payment of accrued interest                        191,049                      42,500
     Payment of accrued commisions                    1,878,930     1,211,298       148,000
     Payment of other accrued expenses                   60,938        93,424       125,000
     Conversion of notes payable                     13,880,000     8,413,400
Acquisitions by issuance of notes payable                           4,026,639
Property & equipment acquired by issuance
     of notes payable                                   579,788     1,931,032     2,235,843
Equipment acquired by issuance
     of capital lease                                   822,619         3,354       972,947
Net book value of terminated capital leases                           517,509     1,254,250
Debt releived on termination of capital leases                        366,068
Capitalized interest added by accrued liabilities                                   443,995
Investment reduction by consolidation
     of former investee                              (1,170,120)
Effect of consolidation of former investee:
     Cash and equivalents                                20,322
     Noncash working capital                         (3,578,447)
     Plant, property and equipment, net               7,564,153
     Investments and other long-term assets              37,850
     Long-term liabilities                           (1,064,474)
     Shareholders' equity                            (2,979,404)

17. LEASE COMMITMENTS

The Company leases various facilities and equipment pursuant to capital and operating leases that expire at various dates through 1998.

AMERICAN RESOURCE CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

At December 31, 1994, capital and non-cancelable operating leases with initial or remaining terms in excess of one year call for minimum future payments as follows:

                                                       Capital Leases        Operating Leases
                                                       --------------        ----------------
1995                                                   $      408,781        $        449,289
1996                                                          311,567                  89,473
1997                                                          126,000                   8,718
1998                                                           52,500                      --
1999 and thereafter                                                --                      --
                                                       --------------        ----------------

Total minimum payments                                        898,848        $        547,480
                                                                             ================
Less amounts representing interest                           (107,806)
                                                       --------------

Present value of net minimum payments                  $      791,042
                                                       ==============

Rental expenses for each period represented in the Statement of Consolidated Operations are as follows:

                                                            Minimum Rentals
                                                            ---------------
Periods ending:     February 18, 1992                       $         8,386
                    December 31, 1992                               186,490
Years ended:        December 31, 1993                             1,517,767
                    December 31, 1994                               404,449

18. SUBSEQUENT EVENTS

In January 1995, the holder of the $3,500,000 convertible secured note, due December 31, 1996, gave notice alleging default under terms of the Loan Agreement. In response, the Company filed a notice of dispute denying that an event of default had occurred. The Escrow Agreement provides for the dispute to be resolved through binding arbitration. The principal issue is whether the Company has complied with a condition of the agreement requiring the Company to do all things necessary to ensure that all permitting is in place for the project, known as "the San Gregorio Property," and that construction be commenced on the project or the property by December 31, 1994. The Company believes it is not in default, but should the arbitrators rule to the contrary, the holder may demand acceleration of the note and/or delivery of the collateral which is comprised of the shares of Stel (BVI) Inc. and its subsidiaries and their mineral properties known as "the San Gregorio Property".

In April 1995, an action was commenced against the Company by the Estate of Saxon Kent Glover. Cameron Kent Glover, a Director and former Chairman of the Company, was on an inspection tour of the Argentine properties of the Company. The deceased was accompanying his father. There were 5 other passengers and 2 crew on this plane. The airplane in which all of these individuals were passengers, crashed, killing all aboard, including the crew. The complaint alleges that the Company was negligent and breached its duty of care to the deceased in its selection, employment, and supervision of the air carrier, resulting in the death of the deceased. The complaint requests damages of $20,015,000 This action is at a preliminary stage and accordingly, the Company is not able to estimate the possible loss or range of possible loss.

AMERICAN RESOURCE CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

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

GEOGRAPHIC INFORMATION

                                      For Years Ended December 31             For the 1992 Periods Ended
                                   --------------------------------        --------------------------------
                                       1994                1993             December 31         February 18
                                   ------------        ------------        ------------        ------------
                                    AS RESTATED         AS RESTATED
Revenues:
     U. S. A                       $  1,691,278        $  1,998,938        $    497,196        $      9,548
     South America                      556,709           3,626,767             304,307
                                   ------------        ------------        ------------        ------------

                                   $  2,247,987        $  5,625,705        $    801,503        $      9,548
                                   ============        ============        ============        ============

Operating loss: (1) (2)
     U. S. A                       $(15,837,076)       $ (1,801,070)       $ (6,760,364)       $   (136,453)
     South America                  (10,728,652)         (9,299,382)
                                   ------------        ------------        ------------        ------------

                                   $(26,565,728)       $(11,100,452)       $ (6,760,364)       $   (136,453)
                                   ============        ============        ============        ============

Indentifiable Assets:
     U. S. A                       $ 13,815,708        $ 28,036,528        $ 13,684,536        $  6,915,409
     South America                   20,687,394           8,170,006          15,273,864
                                   ------------        ------------        ------------        ------------

                                   $ 34,503,102        $ 36,206,534        $ 28,958,400        $  6,915,409
                                   ============        ============        ============        ============

Exploration:
     U. S. A                       $    168,816        $    287,471        $    961,837        $     94,602
     South America                    2,859,929           2,615,527           1,228,477
                                   ------------        ------------        ------------        ------------

                                   $  3,028,745        $  2,902,998        $  2,190,314        $     94,602
                                   ============        ============        ============        ============

Depreciation, Depletion and
     Amortization:
     U. S. A                       $    760,761        $    265,905        $    157,310        $      6,117
     South America                      934,147           3,440,446             174,166
                                   ------------        ------------        ------------        ------------

                                   $  1,694,908        $  3,706,351        $    331,476        $      6,117
                                   ============        ============        ============        ============

Additions to Property, Plant
     and Equipment:
     U. S. A                       $  5,397,107        $  2,802,279        $ 15,062,807        $      2,393
     South America                    3,927,010           9,007,723          11,655,522
                                   ------------        ------------        ------------        ------------

                                   $  9,324,117        $ 11,810,002        $ 26,718,329        $      2,393
                                   ============        ============        ============        ============

(1) Includes write-downs of mining properties of $4,776,095 and $1,208,644 in 1994 and 1993 respectively in South America and $12,010,436 and none in 1994 and 1993 respectively and $5,774,000 and $50,597 in the periods ended December 31 and February 18, 1992.
(2) Operating loss includes exploration costs which are disclosed seperately.

AMERICAN RESOURCE CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

SEGMENT INFORMATION

                                           For Years Ended December 31             For the 1992 Periods Ended
                                        --------------------------------        --------------------------------
                                            1994                1993             December 31         February 18
                                        ------------        ------------        ------------        ------------
                                         AS RESTATED         AS RESTATED
Revenues:
     Gold                               $  1,630,404        $  4,946,429        $    249,389        $         --
     Industrial minerals                     187,263             132,451             104,772               9,548
     Corporate and other                     430,320             546,825             447,342
                                        ------------        ------------        ------------        ------------

                                        $  2,247,987        $  5,625,705        $    801,503        $      9,548
                                        ============        ============        ============        ============

Operating income(loss):
     Gold [1]                           $(23,559,118)       $ (8,080,787)       $ (6,703,568)       $   (103,941)
     Industrial minerals[2]                   22,137            (117,688)            (56,796)            (32,512)
     Exploration                          (3,028,745)         (2,902,998)         (2,190,314)            (94,602)
                                        ------------        ------------        ------------        ------------
      Operating (loss)                   (26,565,726)        (11,101,473)         (8,950,678)           (231,055)
     Corporate and other                  (7,069,611)        (10,187,029)         (4,898,049)           (347,070)
                                        ------------        ------------        ------------        ------------
     Loss Before Extraordinary
         Item & Minority Interest       $(33,635,337)       $(21,288,502)       $(13,848,727)       $   (578,125)
                                        ============        ============        ============        ============

Indentifiable Assets:
     Gold                               $ 29,451,458        $ 27,992,369        $ 20,454,603        $    538,674
     Industrial minerals                     323,243             264,165             314,273             304,064
     Corporate and other                   4,728,401           7,950,000           8,189,524           6,072,671
                                        ------------        ------------        ------------        ------------

                                        $ 34,503,102        $ 36,206,534        $ 28,958,400        $  6,915,409
                                        ============        ============        ============        ============

Exploration:
     Gold                               $  3,024,288        $  2,902,998        $  2,190,314        $     94,602
     Industrial minerals                       4,457
                                        ------------        ------------        ------------        ------------

                                        $  3,028,745        $  2,902,998        $  2,190,314        $     94,602
                                        ============        ============        ============        ============

Depreciation, Depletion and
     Amortization:
     Gold                               $  1,659,025        $  3,673,463        $    308,032        $      1,384
     Industrial minerals                      15,017              15,016              12,548               4,793
     Corporate and other                      20,866              17,872              10,896
                                        ------------        ------------        ------------        ------------

                                        $  1,694,908        $  3,706,351        $    331,476        $      6,177
                                        ============        ============        ============        ============

Additions to Property, Plant
     and Equipment:
     Gold                               $  9,324,117        $ 10,418,384        $ 26,638,255        $      2,393
     Industrial minerals                                                               1,624                   1
     Corporate and other                                       1,391,618              78,450                   1
                                        ------------        ------------        ------------        ------------

                                        $  9,324,117        $ 11,810,002        $ 26,718,329        $      2,395
                                        ============        ============        ============        ============

(1) Includes write-downs of mining properties of $16,786,531 and $1,208,644 in 1994 and 1993 respectively, and and $5,774,000 and $50,597 in the periods ended December 31 and February 18, 1992.
(2)      Includes write-downs of mining properties of $10,436 in 1994.

                   UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

                      (000's except for per share amounts)

1994                                  31-Mar          30-Jun          30-Sep          31-Dec           Year
- ----                                  ------          ------          ------          ------           ----
Revenue                              $    561        $    298        $    840        $    549        $  2,248
Operating loss                         (1,071)         (2,813)         (2,501)        (20,181)        (26,566)
Loss before extraordinary
   gains & minority interest           (2,650)         (4,722)         (4,111)        (22,152)        (33,635)
Net Loss                               (2,451)         (4,702)         (3,856)        (18,359)        (29,368)
Per share:
Loss before extraordinary
   items and minority interest          (0.33)          (0.40)          (0.31)          (1.85)          (2.89)
Net Loss                                (0.30)          (0.40)          (0.29)          (1.54)          (2.53)

1993                                   31-Mar         30-Jun          30-Sep          31-Dec           Year
- ----                                   ------         ------          ------          ------           ----
Revenue                              $   1,834       $    812        $  2,110        $    870        $  5,626
Operating (loss)                        (2,133)        (2,193)        (2,591)          (4,183)        (11,100)
Loss before extraordinary
   gains & minority interest            (4,603)        (4,795)        (4,752)          (7,139)        (21,289)
Extraordinary gains                         --                           217               --             217
Net loss                                (4,603)        (4,795)        (4,535)          (7,139)        (21,072)
Per share:
Before extraordinary gains               (1.05)         (0.91)         (0.89)           (1.18)          (4.03)
Extraordinary gains                         --             --           0.04               --            0.04
Net loss                                 (1.05)         (0.91)         (0.85)           (1.18)          (3.99)