Form 10-K/A
period 1995-12-31
AMERICAN RESOURCE CORP INC
filed 1996-06-05
CIK 797088

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

/X/             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                      FOR THE YEAR ENDED DECEMBER 31, 1995

                                       OR

/ /           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
           THE SECURITIES AND EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
             FOR THE TRANSITION PERIOD FROM           TO

                          COMMISSION FILE NO. 0-19798

                      AMERICAN RESOURCE CORPORATION, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     NEVADA                                        88-0216081
        (STATE OR OTHER JURISDICTION OF               (I.R.S EMPLOYER IDENTIFICATION NO.)
         INCORPORATION OR ORGANIZATION)
      100 DRAKE'S LANDING ROAD, SUITE 250
             GREENBRAE, CALIFORNIA                                 94904-2496
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

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X  No ______

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ______

     The aggregate market value of the 13,528,731 shares of voting stock held by non-affiliates of the registrant as of March 25, 1996 was $69,334,746.

     APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes   X  No ______

     The number of shares of the registrant's Common Stock outstanding on March 25, 1996 was 13,529,922.
                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                      AMERICAN RESOURCE CORPORATION, INC.

                               INDEX TO FORM 10-K

                                                                                          PAGE NO.
                                                                                          --------
                                              PART I
Item  1. Business.......................................................................      3
Item  2. Properties.....................................................................      3
Item  3. Legal Proceedings..............................................................     21
Item  4. Submission of Matters to a Vote of Security Holders............................     21
                                             PART II
Item  5. Market for the Registrant's Common Stock and Related Security Holder Matters...     22
Item  6. Selected Financial Data........................................................     23
Item  7. Management's Discussion and Analysis of Financial Condition and Results of
  Operations............................................................................     23
Item  8. Financial Statements and Supplementary Data....................................     31
Item  9. Changes in and Disagreements with Accountants on Accounting and Financial
  Disclosure............................................................................     57
                                             PART III
Item 10. Directors and Officers of the Registrant.......................................     58
Item 11. Executive Compensation.........................................................     60
Item 12. Security Ownership of Certain Beneficial Owners and Management.................     64
Item 13. Certain Relationships and Related Transactions.................................     65
                                             PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K................     66

                                     PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

GENERAL

     American Resource Corporation, Inc. ("ARC" or "the Company") is a Nevada corporation formerly known as New Gold, Inc. New Gold, Inc. was formed in 1985 as the successor to Ora Tech, Inc., a Utah company organized in 1984. The principal office of ARC is located at 100 Drake's Landing Road, Suite 250, Greenbrae, California 94904, USA.

     ARC's principal focus is gold exploration and mining in Uruguay where ARC controls mineral properties in excess of 1,200 square miles (3,000km2), through several prospection, exploration and exploitation grants under the Uruguayan Mining Code. ARC is presently in the process of the development of the San Gregorio Gold Project in northern Uruguay. In addition, ARC controls zeolite (an industrial mineral) properties and prospects in Arizona, California, Nevada and Oregon. ARC's Mahoma Mine, in southern Uruguay, ceased milling operations in April 1996.

     The aforementioned properties and rights to explore have all been acquired since ARC emerged from bankruptcy proceedings in February 1992. ARC is evaluating the development potential of these properties on an on-going basis, and in the case of San Gregorio is committed to its development subject to the receipt of final regulatory approvals and financing. ARC intends to continue its search for mineral properties (principally precious metals) that it believes to have economic development potential and secure its interest by purchase, lease, joint venture or other arrangements.

     In December 1995, ARC sold its 78 percent interest in American Pacific Minerals Ltd. ("APML"), formerly known as Red Rock Mining Corporation, a British Columbia corporation (See "Item 3. Legal Proceedings"). APML owns, through its subsidiary company, APM USA, the Goldfield mining properties located near Goldfield, Nevada. ARC will continue to manage the Goldfield properties under an operator and service agreement. Additionally, ARC will continue to advance APM USA funds for the costs related to the shutdown of the Goldfield Mine. These advances, as well as APM USA's existing obligations to ARC, are secured by the assets and stock of APM USA.

     In June 1995, ARC sold its wholly-owned Argentinean subsidiary Recursos Americanos Argentinos, S.A. ("RAA"), which controlled several mineral properties in Argentina, to Northern Orion Explorations Limited, a British Columbia corporation.

     Information set forth below concerning the San Gregorio Gold Project and the Uruguay Regional Exploration Program, particularly information concerning reserves and mineralization, construction activities and schedules and mining methods, projected schedules, operating and capital costs and mining results and mine life, include forward looking statements and statements based on estimates. Actual future results could differ from those anticipated in these forward looking statements. See "Risk Factors".

     For a description of mining terms, refer to the Glossary on page 25.

SAN GREGORIO GOLD PROJECT

     Description and Location: The San Gregorio Gold Project is located in the Rivera Province of northern Uruguay, near the town of Minas de Corrales (population: 3000). The project is 90 kilometers south of the major population center at the adjoining border cities of Rivera, Uruguay and Livramento, Brazil (combined population: 200,000). Figure 1.

     Access to the project site from Montevideo, the capital city of Uruguay, is to the north on Route 5 via Tacuarembo and then eastward on Route 29 to the town of Minas de Corrales, a total distance of approximately 280 miles (450km). San Gregorio is located approximately four miles (6km) to the south via a well maintained gravel road, passable by standard passenger vehicles. It is expected that the majority of the mine and plant operations personnel will be sourced from either Rivera, Tacuarembo or Minas de Corrales. Staff personnel will be housed in either Rivera or Tacuarembo.

     ARC owns 100 percent of the project through its wholly-owned Uruguayan subsidiary STEL S.A. The project will be developed as a 2,750 ton per day (2,500 tonnes per day) conventional open pit gold mine and milling operation. Over the current estimated mine life of 5.6 years, gold production is estimated to be 387,000 ounces (12 tonnes) at an average annual rate of approximately 70,000 ounces (2.2 tonnes).

     The San Gregorio property is comprised of contiguous mineral concessions totalling 3,121 acres (8,000 Ha). The current ore reserves are contained within two Mine Exploitation grants, issued in November 1989 and June 1994, which are in effect for an initial term of 15 years. Also, ARC owns outright 2,189 acres (900Ha) of the surface estate within the project area.

     ARC controls exploration rights on 289,600 acres (736,000Ha) of prospective mineral lands in proximity to the San Gregorio Project. An exploration and reserve expansion program is on-going on ARC's mineral lands within the San Gregorio Project area and on its exploration concessions in the region. In 1996, ARC has planned an ambitious program of geologic, geochemical and geophysical analyses followed by exploration and definition drilling on known mineral targets.

     Project History: Gold prospecting and mining activities in the San Gregorio area were first recorded in the middle of the nineteenth century. Initial gold production from organized mining in the region was reported in 1869. During the period 1878 to 1909, French companies organized the region's mining activities and consolidated ore processing operations at a now historic facility on the Cunapiru River. Intermittent production continued in the region until 1916 with recorded gold production from the region totalling approximately 90,000 ounces (2.8 tonnes). The old underground mine at San Gregorio, with total recorded production of 64,300 ounces (2.0 tonnes), was the largest producing gold mine in Uruguay until operations ceased in 1914.

     The San Gregorio Mine remained idle until 1983-1985 when Amax Gold, Inc. a US company, conducted mineral exploration throughout the mining district. In 1988, the Brazilian companies Companhia de Mineracao e Participacoes ("CMP") and Companhia de Mineracao de Amapa ("CMA") acquired the mining property and conducted additional exploration at San Gregorio. Between March 1993 and January 1994, ARC conducted an evaluation of the properties and acquired 100 percent of the project through the purchase of all outstanding stock of the CMP/CMA operating company STEL S.A.

     In 1994, ARC retained Mineral Resources Development, Inc. ("MRDI") of San Mateo, California, USA to conduct a Final Feasibility Study at San Gregorio. The Final Feasibility Study was completed in September 1994, and a reserve and resource update followed in December 1994.

                            FIGURE #1: LOCATION MAP

                                 SOUTH AMERICA
                                     [MAP]
                                      and
                                   INSERT OF
                                    URUGUAY

     Throughout 1994 and 1995 ARC employed various international consultants in the fields of geotechnics, geohydrology, metallurgical testwork, environmental engineering and engineering design. In August 1995, an environmental impact study was completed and submitted, with ARC's application for project environmental permits, to the Uruguayan regulatory agencies. The environmental permits were received by ARC March 26, 1996.

     Geologic Setting: The Minas de Corrales gold district and the San Gregorio Mine occur in the western portion of a 70 mile-long (112km), east-west geologic feature known as the Rivera Mineral Belt or Rivera Crystalline Island ("RCI"). The RCI geologic domain is characterized by an intensely sheared complex of Precambrian crystalline intrusives and greenstone assemblages. Gold mineralization occurs in various geologic settings indicating that local structural and lithologic features were significant controls to deposition of the mineralization. Known gold deposits in the region are predominantly associated with dilatent zones within major east-west trending shear complexes.

     The San Gregorio mineral deposit is a linear complex of disseminations, stockworks and veins which developed within an elongate dioritic intrusive unit. The host diorite was intruded into granitic rocks along a regional-scale shear complex referred to as the San Gregorio Shear Zone ("SGSZ"). At the San Gregorio Mine, gold occurs in elemental form and with silver as electrum within an alteration/mineralization assemblage containing quartz, carbonates, K-feldspar, sericite and chlorite. Minor pyrite, chalcopyrite, galena and sphalerite accompany the gold mineralization; however, overall sulfide content of the ore is only two to four percent by volume.

     Mineralization and Reserves: In 1993 and again in 1994, MRDI conducted in-situ mineralization and reserve studies of the San Gregorio deposit. The original study conducted in 1993 relied generally on the data base generated by STEL S.A. and others prior to ARC's active participation in the project. During 1994, ARC completed a major drilling program designed to check and verify the initial resource model and increase the data base on which resource estimation was based. An update of mineralization and reserves was prepared in December 1994 as an addendum to the Final Feasibility Study. The 1994 drilling endorsed in large part the initial mineralization modelling and increased ARC's confidence in the mineralization estimations.

     Proven and Probable Reserves for the San Gregorio deposit, as reported by MRDI in their December 1994 report, Update of Resources and Reserves -- Addendum to the Final Feasibility Study, are as follows:

                                                                                       CONTAINED GOLD
                                                                      GOLD GRADE     ------------------
              PROVEN AND PROBABLE RESERVES                 MT (1)        G/T           KG       TROY OZ
- ---------------------------------------------------------  ------     ----------     ------     -------
In Situ Reserves (2)(4)..................................  4.214         3.052       12,861     413,537
Mineable Reserves (Diluted) (2)(3)(4)....................  5.057         2.588       13,091     420,933

Notes:

(1) Mt = metric tons X 1,000,000

(2) Above 1.02 g/t cutoff (by Zone)

(3) 20% dilution, diluted grade = [grade in-situ + (0.2)(0.27)]
                     1.2
(4) Gold price: US$375/oz

     Operations: Open pit mining methods utilizing loaders and trucks will be used to mine the reserve contained within the Main and East Extension Pits. Mining will take place six days per week, three shifts per day, at a nominal ore production rate of 3,300 tons per day (3,000 tonnes per day), providing mill feed at a rate of 2,750 tons per day (2,500 tonnes per day) seven days per week. Total ore and waste material mined per day will range between 17,000 and 20,000 tons per day (16,000 and 18,000 tonnes per day).

     Major mining equipment will include two 610hp (455kw) front end loaders, three 30 ton (27 tonne) and four 58 ton (52.6 tonne) haul trucks (the latter being preferentially used for waste stripping), three drills and ancillary equipment. Ore will be dumped by truck directly into the ore hopper at the primary crusher. A run-of-mine stockpile will also be developed to insure a continuous ore supply to the mill when not directly available from the mine. Waste material will be hauled to the main waste dump located south of the Main Pit.

     The waste dump will be constructed to allow concurrent reclamation as mining progresses. Backfilling the pits with waste will also be considered as an option. Additional exploration drilling is required to close off the reserves for this option to be evaluated.

     Preproduction stripping will take place over a period of approximately six months. This activity will provide waste for use as construction fill for the tailings impoundment and crusher retaining wall as well as to facilitate operator training.

     Process Plant and Ancillary Support Facilities: The San Gregorio process plant will be a conventional gold mill with a capacity of 990,000 tons per annum (900,000 tonnes per annum) or 2,750 tons per day (2,500 tonnes per day). The major unit operations will include primary jaw crushing, crushed ore stockpiling, SAG and ball mill grinding, carbon-in-leach, carbon acid washing, pressure stripping followed by electrowinning to recover gold and silver values. Electrowon cathodes will be smelted to produce dore bars for shipment. The process plant will also include carbon regeneration, reagent systems and tailings cyanide destruction. The following simplified flowsheet (Figure 2) illustrates the San Gregorio process. Metallurgical recovery is estimated to be 92 percent.

     Ancillary facilities will consist of a sample preparation and assay laboratory, mill workshop, mill warehouse, mine warehouse, truckshop and a change room / lunchroom. Most of the service buildings such as the mill work shop and the warehouses will be constructed using relocated facilities from the Mahoma Mine supplemented by surplus shipping containers for storage. Fencing will be installed around the plant site.

     The project's current approved environmental permit is based on storing untreated tailings in a lined impoundment with hydrogen peroxide detoxification of any residual cyanide in the decant water. At the time of mine closure, erosion protection will be placed where required, and the surface of the tailings dam will be covered with previously stockpiled topsoil and re-vegetated.

     Power Supply: Power supply to the site will be via a new 150 kV 16 mile-long (22km) power line extending from the existing national grid that parallels Highway 5. A new 150 Kv/4.16 Kv substation will be constructed adjacent to the process plant.

          FIGURE #2: SAN GREGORIO PROJECT SIMPLIFIED PROCESS FLOWSHEET

                                   [DIAGRAM]

     STEL S.A. has negotiated an agreement with the Uruguayan governmental power agency (UTE) to provide power to the project, including terms and tariffs (3.7c/kWh), right of ways and approval from the Environmental Agency.

     Environmental and Permitting: On January 19, 1994, the Uruguayan Government enacted Law 16.466, (regulatory decree passed September 21, 1994) which established the requirement for mining companies to be issued with an Environmental Impact Authorization ("EIA") prior to the commencement of construction and mining activities. In August 1995, STEL S.A. submitted an environmental impact study to the Environmental Agency. The EIA received technical approval on February 16, 1996, and final authorization from the Uruguayan government was received by ARC on March 26, 1996.

     Community Interface: Environmental quality preservation is a major priority for ARC and the environmental management program for San Gregorio incorporates a community relationship strategy as well systematic environmental auditing. The Summary Environmental Report, prepared for and addressed to the community, details the systematic and periodic actions and control measures to be implemented by ARC's, as well as any improvements that could be achieved by incorporating new proven technologies.

     ARC/community relationship is of paramount importance since through this relationship the community will better understand ARC's objectives and actively participate in the attainment of a responsible, clean and safe mining operation.

     Capital Cost Estimate, Financing and Construction Schedule: The cost for plant, facilities, equipment, financing and working capital is estimated to be US$41.9 million. ARC intends to fund this cost through a combination of debt and equity. STEL S.A. entered into a loan agreement with a financial institution for a US$25 million project gold loan. Loan drawdown is expected by early June 1996. The loan agreement contains representations and covenants of both STEL S.A. and ARC, including limitations on indebtedness. The loan will be secured against the assets of San Gregorio and STEL S.A.'s obligations under the loan agreement, including its obligation to complete construction of the project as well as to pay principal and interest, will be guaranteed by ARC pursuant to a guaranty and security agreement until the project passes an economic completion test; thereafter the lender will look only to STEL S.A. for repayment. ARC will secure its guaranty with, among other things, a pledge of the stock of STEL S.A. and its parent company and an escrow deposit of $5.0 million. In addition, ARC separately agrees that it will only dispose of any NNO Shares for cash consideration at fair market value, and that it will deposit the proceeds of any such disposition up to a maximum of $5.0 million in its bank account and thereafter it will maintain a cash balance of $5.0 million until released from its guaranty of the loan.

     ARC also expects to receive a Declaration of National Interest for the project by June 1996 which will give ARC certain preferential treatment relating to taxes and import duties. A project schedule of eleven months is forecast from the commencement of detail design through to economic completion. Dore production is forecast to begin in month ten and full production should be achieved by March 1997. ARC's early purchase of the grinding mills and transformer are making possible an exceptionally short construction schedule.

     ARC has awarded a $16.5 million contract to an independent contractor for the engineering and construction of the plant and related infrastructure. The contractor is proceeding with a construction schedule which allows for the commencement of mining operations in early 1997. Commitments to other San Gregorio Project vendors and contractors for products and services totalled approximately $2.6 million at May 24, 1996.

     Operating Cost Projection: Based on the September 1994 MRDI Feasibility Study updated by ARC to reflect the costs of major consumables as of the first quarter 1996, the average life-of-mine direct production cost is estimated to be US$180 per equivalent ounce of gold sold. This cost estimate is subject to the impact (positive and negative) of changes in labour, materials and consumables costs, and hence there is no assurance that this cost estimate will be realized in the future nor that future production can be maintained at economic levels.

     1996 Development/Reserve-expansion Drilling: ARC initiated a core drilling program in November 1995 designed to provide additional information required for detailed mine design and ore release scheduling. The current drilling program will also test possible reserve expansion opportunities within and adjacent to the planned San Gregorio Mine. The program is in-progress and will consist of over 14,000 feet (4,300 meters) of core drilling in the Main Pit and East Extension mineralized zones. In December 1995, ARC announced the discovery of ore grade mineralization in a new zone situated in the footwall of the San Gregorio Main zone of mineralization. This new footwall mineralized zone is outside the limits of the current ore envelope (reserve model) and may provide additional reserves in the Main Pit with only modest modifications to the current mine design.

     An additional 4,000 feet (1,200 meters) of core drilling is planned to further define the limits of mineralization at the Santa Teresa West ("STW") target located some 1.2 miles (2.0km) to the west of the San Gregorio Main Pit. An 18-hole drilling program was completed during the latter part of 1995 with encouraging results. Each hole penetrated shear-hosted gold mineralization of similar thickness and grade to that identified at San Gregorio. The STW resource has been drill confirmed for over 820 feet (250 meters) along strike to a depth of 164 feet (50 meters). Although it is premature to quantify the mineralization, it appears likely that STW will add to ARC's ore reserve position. In addition, four other identified targets along the SGSZ will be drill tested during 1996 with 3,000 feet (900 meters) of core drilling.

URUGUAY REGIONAL EXPLORATION PROGRAM

     ARC through its wholly-owned Uruguayan subsidiaries controls a total of 1,200 square miles (3,000km2) of mineral properties under several prospection and exploration licenses. These properties are basically situated within two principal mineral provinces; the Northern Mineral Belt, referred to as the Rivera Crystalline Island, and the Florida Greenstone Belt located in southern Uruguay.

     ARC has also entered into a joint venture exploration agreement with Gold Standard covering mineral properties in the San Juan Hills area in the south-west of Uruguay.

     ARC's mineral lands cover geologic formations analogous to other great gold producing areas in the Americas, Australia and Africa. This region is under-explored and represents exceptional discovery potential for ARC.

     Northern Mineral Belt: The Northern Mineral Belt is located in the northern portion of Uruguay near the Brazilian Border. It hosts the San Gregorio gold deposit and numerous other gold occurrences typically associated with shear zones in Archean and Proterozoic granites and gneisses. ARC controls over 306,000 (770,000Ha) acres of mineral lands in this region. These mineral rights are owned by ARC's wholly owned subsidiary STEL S.A.

     During 1996 ARC plans to conduct a program of reconnaissance geologic mapping, regional-scale geochemical and geophysical studies for target definition. This program will advance ARC's understanding and development of individual prospection grants. Major program components include geochemical analyses of all drainage basins in the region to delineate the most prospective areas for more detailed evaluation including remote sensing, geologic, geophysical and geochemical analyses and limited definition drilling.

     Florida Greenstone Belt: This region, located in the southern portion of Uruguay, is a 9 to 13 mile-wide (14 to 21km) sequence of Lower Proterozoic to Archean age rocks that extends for approximately 195 miles (312km) east to west. ARC's holdings in this region are comprised of three properties and a joint venture interest. Montevideo, Uruguay's capital city, is located approximately 80 miles (128km) south from the center of the Florida Greenstone Belt. The area has several two-lane concrete and asphalt highways as well as other arterial highways to provide adequate access to ARC's properties.

     ARC's proposed 1996 regional program for this area will commence with a comprehensive review of ARC's technical data base and previous program results. Prospects will be prioritized on their stand-alone merits in the absence of the Mahoma mill complex which will cease operations in April, 1996. Approximately 3,000 feet (900m) of definition drilling is envisaged.

     CMSJ Properties: Through its wholly owned subsidiary, CMSJ S.A., ARC owns 100 percent of the mineral rights to an area of approximately 250,000 acres (101,000Ha) in this area. ARC's ownership of CMSJ S.A. which also owns the Mahoma Mine, is derived through Tarot Financial Investments, Inc. ("Tarot"), a Panamanian holding company. As of the date of this Prospectus/Joint Proxy Statement, ARC's agreement to purchase Tarot has not been completed. (See Note 3 and Note 16 to Consolidated Financial Statements). CMSJ S.A. has no interest in the San Gregorio Gold Project.

     Bolir Properties: Bolir S.A., a wholly owned subsidiary of ARC, was acquired by ARC on February 28, 1992. (See Note 3 to Consolidated Financial Statements). Bolir S.A. controls the mineral rights in properties totalling 6,600 acres (2,700Ha) within the Florida Greenstone Belt. These properties held under prospection grants, are located near the town of Colonia in the western portion of the Florida Greenstone Belt adjacent to the San Juan Hills property and near the town of Cerro Colorado approximately 170 miles (270km) north of Montevideo adjacent to the Brimol property referred to below.

     Limited mineral exploration has been completed to date, consisting mainly of geologic mapping, stream sediment and rock sampling. The areas held cover stream sampling anomalies and zones with evidence of surface gold mineralization.

     Brimol Properties: Brimol S.A., a wholly-owned subsidiary of Bolir S.A., holds 100 percent of the mineral rights under prospection grants to mineral properties of approximately 98,000 acres (250,000Ha) located on the eastern section of the Florida Greenstone Belt approximately 100 miles (160km) northeast of Montevideo.

     Exploration work, consisting of a regional stream sediment geochemical survey, had been previously conducted by Compania Minera Aguilar S.A. Mapping, prospecting and sampling were successful in locating a number of gold bearing quartz vein structures. Aguilar completed a limited drilling program on several of the veins. There has been no historic mining in the area.

     San Juan Hills Joint Venture: The San Juan Hills property covers the west extension of the Florida Greenstone Belt near the town of Colonia. The area is reached by sealed and gravel roads which provide access to all parts of the property. Montevideo is approximately 100 miles (160km) to the southeast. The property is operated under a joint venture, in which CMSJ S.A. is the operator and has a sixty percent interest. Its joint venture partner, Gold Standard, owns 100 percent of the mineral rights over an area of approximately 120,000 acres (49,000Ha) subject to the Joint Venture Agreement.

     Prior to Gold Standard's acquisition, exploration activities comprising stream sediment sampling, soil geochemistry, geologic mapping and airborne geophysical surveys, were carried out by St. Joe Minerals, Bond International Gold, and LAC Minerals Ltd. ARC's drilling program at the Cerro San Carlos target during 1994 and 1995 resulted in the delineation of a small resource that could possibly be treated in the Mahoma mill some 75 miles (120km) to the southeast. During 1995, 33,895 tons (30,814 tonnes) of material grading 0.395 opt (12.29 g/t) were shipped to Mahoma for treatment on a trial basis. Following management's decision to close the Mahoma complex, ARC's exploration focus for this region has changed; focusing now on the mineral potential for standalone projects, rather than small, high grade targets as suitable feed for Mahoma.

     Major portions of the venture property either expire or require a 50 percent reduction in acreage during 1996. Possible down plunge projections of the Cerro San Carlos mineral system will be targeted and drill-tested for high grade lode potentials. Major shear complexes and greenstone terrain will be investigated by application of a variety of ore deposit models.

MAHOMA GOLD PROJECT

     Description and Location: The Mahoma gold mining operation is located near the town of San Jose, Uruguay within the Florida Greenstone Belt. Access is available year round to the project site from the capital city of Montevideo, approximately 85 miles (136km) southeast by mainly sealed and minor all-weather gravel roads.

     ARC acquired the Mahoma project and exploration rights in 1992. (See Note 3 and Note 16 to Consolidated Financial Statements). The Mahoma Project, covering approximately 1,000 acres (400Ha) commenced operations in the first quarter in 1993 with an estimated annual throughput of 110,000 tons (100,000 tonnes) of material.

     Royalty payments based on a modified net profits interest (net smelter return less direct operating costs excluding administration costs) are two (2) percent payable to the Uruguayan government and three (3) percent to the surface landowner; after five years increasing to three (3) and five (5) percent to the government and surface landowner, respectively. The former owner of CMSJ S.A., LAC Minerals Ltd., an Ontario corporation, now Barrick Gold Corporation, has a five percent (5%) royalty on the net sale price of all gold produced from the CMSJ S.A. property in excess of 40,000 ounces (1.2 tonnes) up to $10,000,000.

     Property History: Systematic exploration and delineation of the Mahoma deposits commenced in 1986 after discovery of mineralized surface outcrops the previous year. Initial work centered on delineation of gold bearing quartz veins. The delineation program took almost three years and was conducted by LAC Minerals Ltd. The program was completed in 1990. Exploration activities comprising stream sediment sampling, soil geochemistry, mapping and airborne geophysical surveys were carried out by LAC Minerals Ltd. and other former owners.

     Description of Operations: Mahoma commenced open pit mining operations within a one mile radius of ARC's crushing and carbon in pulp ("CIP") processing plant in the first quarter of 1993. The plant has a nominal design mill throughput capacity of 500 tons (454 tonnes) per day. Operations were suspended late 1993 to reconstruct the tailings dam and to bring it into compliance with Uruguayan regulations. Operations resumed in

December 1994, and have essentially continued uninterrupted since then, except for a four week period in September/October, 1995, when milling operations were stopped because the water level in the tailings dam had reached the limit stipulated in the mine's operating permit. In June 1995, mineralized material on the Mahoma property, that could be economically mined and processed was exhausted, and ARC's exploration drilling along strike extension to the known mineralized zones also failed to define further economic mineralization.

     The Veta Crucera Property (Brimol) and Cerro San Carlos (San Juan Hills Joint Venture) had been for some time considered potential alternative sources for Mahoma mill feed, albeit located some 150 miles (240km) and 75 miles (120km) respectively from the plant site. Exploration drilling was primarily directed at Cerro San Carlos where a small, high grade resource had been identified. Title for Cerro San Carlos is held under exploration status. This limits the quantity of material that can be extracted prior to the completion and approval of an Environmental Impact Authorization and subsequent conversion of the property to exploitation status under the Uruguayan Mining Code. The identified mineable reserve was estimated to be sufficient to sustain Mahoma plant operations through the end of 1995. However, based on the results of exploration activities, it was considered unlikely that sufficient additional economic mineralization would be found that could justify the capital expenditures required to bring the property to exploitation status and expand the capacity of the Mahoma tailings dam. In June 1995 the decision was made to exploit this resource on a trial basis.

     In the third quarter 1995, based on its own independent evaluation, ARC's new management decided to cease operations by the end of 1995, and commence reclamation activities. Since then additional economic mineralization has been found which enabled mining to continue through early February 1996 when operations ceased. Milling ceased in April 1996. The mining equipment will be transferred to San Gregorio as well as certain of the buildings and processing equipment. The remaining plant components will be temporarily mothballed and/or offered for sale and reclamation activities, re-contouring, mulching and seeding, are expected to be substantially completed during 1997.

     The following table summarizes certain gold production and other operating information relating to Mahoma and Cerro San Carlos.

                                                                        YEAR ENDED DECEMBER 31,
                                                                   ---------------------------------
                                                                    1995        1994         1993
                                                                   -------     -------     ---------
MAHOMA
Ore mined -- tons................................................   21,277       3,924        49,624
Gold grade -- ounces per ton.....................................    0.214       0.172         0.207
Waste mined -- tons..............................................  154,305     195,892       415,089
Stripping ratio..................................................      7.3        49.9           8.4
Ore milled -- tons...............................................   27,670       2,877        49,624
Mill feed grade -- ounces per ton................................    0.203       0.130         0.207
Gold produced -- ounces..........................................    4,998         352         9,544
CERRO SAN CARLOS
Ore mined -- tons................................................   33,985       --           --
Gold grade -- ounces per ton.....................................    0.395       --           --
Waste mined -- tons..............................................  476,126       --           --
Stripping ratio..................................................     14.0       --           --
Ore milled -- tons...............................................   25,411       --           --
Mill feed grade -- ounces per ton................................    0.389       --           --
Gold produced -- ounces..........................................    8,931       --           --
TOTAL
Ore mined -- tons................................................   55,262       3,924        49,624
Gold grade -- ounces per ton.....................................    0.325       0.172         0.207
Waste mined -- tons..............................................  630,431     195,892       415,089
Stripping ratio..................................................     11.4        49.9           8.4
Ore milled -- tons...............................................   53,081       2,877        49,624
Mill feed grade -- ounces per ton................................    0.292        0.13         0.207
Gold produced -- ounces..........................................   13,929         352         9,544

GOLDFIELD, NEVADA

     Present Status: In July 1995, mining operations at Goldfield were discontinued and a sequential closure plan was initiated. In December 1995, ARC sold its interest in APML. ARC will continue to manage the Goldfield properties under an operator and service agreement. Additionally, ARC will continue to advance APMUSA funds for the costs related to the shutdown of the Goldfield Mine. These advances, as well as APMUSA's existing obligations to ARC, are secured by the assets and stock of APMUSA.

     Description and Location: The Goldfield Project is located approximately 190 miles (300km) northwest of Las Vegas and approximately 250 miles (400km) southeast of Reno in the State of Nevada. The project is located adjacent to the historic gold mining town of Goldfield. Access to the operation is provided year around by paved and graveled roads. ARC assembled many previously fragmented and complex claim blocks into a single project covering a major volcanic-hosted gold and copper mineralized district.

     The Goldfield operation properties consist of 183 patented claims and 192 unpatented claims covering approximately 7,300 acres (3,000Ha), both owned and leased located in Esmeralda and Nye Counties, Nevada. Leases have terms from 5 to 99 years. Most of these leases contain renewal options and are terminable on 30 days' notice. To maintain these properties in good standing, minimum quarterly royalty and/or lease payments, aggregating approximately $50,000, must be made. Annual maintenance costs include annual claim-holding fees to the United States Bureau of Land Management and property taxes. All payments are current. Production royalties are paid to various claim holders under the terms and conditions of various mining agreements in effect. The amount of each royalty depends on the origin of the mined ore.

     Property History and Description of Operations: ARC's Goldfield operations were centered in an APML controlled block of approximately 542 acres (220Ha) situated within the Main District. The Main District, has accounted for more than ninety-five percent (95%) of the historic gold production of 4.1 million ounces from the old Goldfield Mining District. Development of ARC's Goldfield Project commenced during 1992, with some limited start-up sequencing activities occurring by December 31, 1992. Facility testing and start-up activities were conducted on an intermittent basis at substantially less than design capacity levels through July 1993.

     From August 1993 to August 1994, ARC suspended operations to develop and implement a new mining plan. Due to mechanical and design problems in the crushing circuit, mining activities were further suspended until repairs were completed in October 1994. In early 1995, it was discovered that the metallurgical characteristics of the ore then being mined and processed produced lower recoveries than forecast which resulted in a significant write down of the mineable reserves. During the first half of 1995, gold production never reached economic levels and ARC's new management recommended to the APML Board of Directors that the operation be closed in an orderly manner and reclamation activities commenced. This was approved and on July 25, 1995, mining operations ceased. Crushing and stacking of ore on the leach pad continued until September 13, 1995 with ore sourced from that already exposed within the open pits and from existing stockpiles. Leaching of ore on the leach pad will continue into the second or third quarter of 1996, at which time rinsing of the pad is expected to commence.

     Reclamation of the mining areas has commenced. Re-contouring is complete and mulching and seeding operations will commence on receipt of State of Nevada approval of ARC's reclamation plan. ARC has deposited a bond, in the form of a certificate of deposit for $973,000, redeemable as phases of the reclamation work are completed and approved by State of Nevada authorities.

     During April 1994, ARC entered into a mining venture agreement with Kennecott Exploration Company ("Kennecott") to explore, and if feasible, develop and mine certain Goldfield properties. Pursuant to that agreement, Kennecott was to receive a 60 percent interest in a joint venture with ARC upon spending $3.5 million to explore mineral claims adjacent to the Goldfield Mine. In February 1996, Kennecott informed ARC that it had decided to no longer explore the mineral claims or participate in the mining venture.

     The following table summarizes certain gold production and other operating information relating to the Goldfield operation:

                                                                       YEAR ENDED DECEMBER 31,
                                                                -------------------------------------
                                                                  1995          1994          1993
                                                                ---------     ---------     ---------
Ore mined -- tons.............................................    263,219       260,887       209,220
Gold grade -- ounces per ton..................................      0.051         0.037         0.055
Waste mined -- tons...........................................  1,396,996     3,115,152     1,383,630
Stripping ratio...............................................        5.3          11.9           6.6
Ore milled -- tons............................................    284,880       230,906       209,220
Mill feed grade -- ounces per ton.............................      0.053         0.034         0.055
Gold produced -- ounces.......................................      9,519         3,245         2,870

BUTCHER BOY (formerly Lower Olinghouse)

     Description and Location: The Butcher Boy Mine is located along the eastern flanks of the Pah Rah range, in Washoe County Nevada, approximately 35 miles (56km) east of Reno in the Olinghouse mining district. Access is by county maintained gravel road.

     The property covers approximately 1,200 acres (3,000Ha) of which 560 acres (1,400Ha) are leased from SFP Minerals Corporation ("SFP") for an initial period of 10 years and 640 acres (1,600Ha) of unpatented associate placer claims are leased from John V. Mongolo ("Mongolo") for a period of 20 years.

     The SFP lease requires royalty payments of ten percent of production gross value or ten percent in kind by weight, of the substances removed, with an annual deductible advance royalty payment of $10 per acre. The minimum annual royalty is $6,000 and ARC is current in its payments. The Mongolo lease requires a semi-annual lease payment of $10,000 or a royalty on production equal to ten percent of gross receipts, and $0.25 per cubic yard ($0.33m3) for any sand, gravel or rock produced and sold from the property. ARC is current in all payments under the Mongolo lease.

     The Butcher Boy Mine was permitted in late 1989 and had limited production through January 1991. A total of 414,120 bank cubic yards (316,000m3) of ore were processed and 4,255 ounces (132kg) of gold were recovered.

     Present Status & Planned Program: The mining area has been fully reclaimed following cessation of mining operations. This activity included the cleanup and disposal by approved means of minor mercury contamination in the ground under the former processing facility. ARC has agreed to pay the State of Nevada a fine of $19,500.

     ARC intends to sell or otherwise terminate its leasehold interests in the property.

     The following table summarizes certain production and other operating information relating to the Butcher Boy operation:

                                                                         YEAR ENDED DECEMBER 31,
                                                                     -------------------------------
                                                                      1995        1994        1993
                                                                     -------     -------     -------
Ore mined -- tons..................................................    --          --        318,577
Gold produced -- ounces............................................    --          --          1,526

ASH MEADOWS

     Description and Location: Ash Meadows is a 100 percent ARC-owned zeolite mine, located in the Amargosa Valley, near Las Vegas, Nevada. Access is by gravelled road from the paved highway connecting Death Valley Junction, California and Pahrump, Nevada. The operation is comprised of unpatented mining claims, fee land, plant, equipment, building, and rolling stock and is situated along the Nevada-California border. Zeolite is a natural mineral with industrial and agricultural uses. ARC acquired this property in 1989 from East West Minerals.

     The Ash Meadows properties cover approximately 2,460 acres (6,300Ha) and consist of 60 unpatented lode claims and 61 placer claims in Nevada, and 60 unpatented and 62 placer claims in California. These claims are situated on public lands administered by the United States Bureau of Land Management.

     ARC also owns 120 acres (49Ha) of fee land approximately five miles from ARC's mining claims. This block of land contains the crushing, screening, and processing plant as well an office, inventory storage, accompanying building and adjoining airstrip. Well and water rights for the property are owned by ARC.

     Production is subject to a $1.50 per ton royalty payable to Redstone USA, Inc. ARC began limited production activities at Ash Meadows in 1993. The operation's estimated annual production capacity is approximately 3,000 tons. Zeolite is packaged and sold in bulk, in one ton super sacks, and in 40 lb. sacks priced from $100 to $500 per ton. ARC is engaged in efforts to improve production and sales volume. Proven and probable reserves, as estimated by Anaconda, are 22.0 million tons containing 90 percent by weight recoverable zeolite.

     The following table summarizes certain operating information relating to the Ash Meadows operation:

                                                                            YEAR ENDED DECEMBER 31,
                                                                           -------------------------
                                                                           1995      1994      1993
                                                                           -----     -----     -----
Zeolite mined -- tons..................................................    1,229     1,255       933
Zeolite sold -- tons...................................................    1,229     1,255       866
Cash production cost -- $/ton..........................................      205       165       252
Non-cash production cost -- $/ton......................................       11        12        16
Total production cost -- $/ton.........................................      216       177       268

OTHER ZEOLITE EXPLORATION PROPERTIES

     ARC currently holds two non-operating zeolite exploration properties. Its Bowie, Arizona property covers approximately 680 acres (1,700Ha) and is located approximately 100 miles (160km) east of Tucson. Its Rome, Oregon property was released by ARC in 1990, and restaked in March 1992. It covers approximately 1,000 acres (2,500Ha) and is located approximately 125 miles (200km) southeast of Burns, Oregon.

     No active exploration program is underway or planned for either of these properties. ARC is in preliminary discussions for the sale of the Rome property.

INDUSTRY AND BUSINESS CONSIDERATIONS

     Exploration and Development Risks: The exploration for and development of mineral deposits involves significant risks which even a combination of careful evaluation, experience and knowledge may not eliminate. While the discovery of an ore body may result in substantial rewards, few properties which are explored are ultimately developed into producing mines. Major expenses may be required to establish ore reserves, to develop metallurgical processes and to construct mining and processing facilities at a particular site. There is aggressive competition within the mining industry for the discovery and acquisition of properties considered to have commercial potential. The Company competes with other companies, many of which have significantly greater financial resources, for the opportunity to participate in promising projects. Significant capital investment is required to achieve commercial production from successful exploration efforts.

     Whether a mineral deposit will be commercially viable depends on a number of factors, some of which are the particular attributes of the deposit, such as size, grade and proximity to infrastructure, as well as metal prices which are highly cyclical and government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in the Company not receiving an adequate return on invested capital.

     Development projects have no operating history upon which to base estimates of future cash operating costs and capital requirements. In particular, estimates of reserves, metal recoveries and cash operating costs are to a large extent based upon the interpretation of geologic data obtained from drill holes and other sampling techniques and feasibility studies which derive estimates of case operating costs based upon anticipated tonnage and grades of ore to be mined and processed, the configuration of the ore body, expected recovery rates of metals from the ore, comparable facility and equipment costs, anticipated climate conditions and other factors. As a result, it is possible that actual cash operating costs and economic returns of any and all development projects may materially differ from the costs and returns initially estimated.

     In addition, mining operations generally involve a high degree of risk. The Company's operations are subject to all the hazards and risks normally encountered in the exploration, development and production of gold, including unusual and unexpected geology formations, rock bursts, cave-ins, flooding and other conditions involved in the drilling and removal of material, any of which could result in damage to, or destruction of, mines and other producing facilities, damage to life or property, environmental damage and possible legal liability. Although the Company takes precautions to minimize risk, milling operations are subject to hazards such as equipment failure or failure of tailings dams.

     Environmental Risks: Mining is subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products occurring as a result of mineral exploration and production. Environmental liability may result from mining activities conducted by others prior to the ownership of a property by the Company or as the result of the Company's activities. Insurance against environmental risks (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) is not generally available at a reasonable price to the Company or to other companies within the industry.

     In the context of environmental permitting, including the approval of reclamation plans, the Company must comply with standards, laws and regulations which may entail greater or lesser costs and delays depending on the nature of the activity to be permitted and how stringently the regulations are implemented by the permitting authority. It is possible that the costs and delays associated with compliance with such laws, regulations and permits could become such that the Company would not proceed with the development of a project or the operation or further development of a mine. Laws and regulations involving the protection and remediation of the environment are constantly changing and are generally becoming more restrictive. The Company has made, and expects to make in the future, significant expenditures to comply with such laws and regulations.

     The San Gregorio Project is subject to regulation under the laws of Uruguay, The Goldfield Mine, which the Company operates under an operator and service agreement and for which the Company has assumed certain responsibilities for reclamation and closure, is subject to regulation under the laws of the State of Nevada and the United States.

     Foreign Operations: The Company's foreign operations and investments are subject to the risk normally associated with conducting business in foreign countries, including foreign exchange controls and currency fluctuations, limitations on repatriation of earnings, foreign taxation, laws or policies of particular countries, labor disputes and uncertain political and economic environments as well as risk of war and civil disturbances or other risks which could cause production difficulties or stoppages, restrict the movement of funds or result in the deprivation or loss of contract rights or the taking of property by nationalization or expropriation without fair compensation. Foreign operations could also be impacted by laws and policies of the United States affecting foreign trade, investment and taxation.

     Estimates of Reserves and Mineralization Feasibility Studies: While the estimates of the Company's reserves and mineralization have been reviewed by independent consultants, such estimates presented herein are necessarily imprecise and depend upon geological and engineering judgment and statistical inferences drawn from limited drilling, which may prove unreliable. Should the Company encounter mineralization or formations different from those predicted on the basis of drilling, sampling and similar examinations, reserve estimates may have to be adjusted and mining plans may have to be altered in a way that may have a negative or positive impact on the Company's operations.

     Legislation and Regulation: The Company is subject to extensive Uruguayan and United States federal, state and local laws and regulations governing matters relating to mine safety, occupational health, labor standards, prospecting, exploration, production, exports and taxes. The Company has not experienced any material difficulty emanating from these extensive laws and regulations in the past, nor do they have any basis to expect any material difficulty relating to existing laws and regulations in the future. The Company believes that it has successfully complied in all material respects with all Uruguayan and United States federal, state and local requirements for the current operations and planned expansion of its mining activities. Compliance with these and other laws and regulations could require significant capital outlays. New laws and regulations, amendments to existing laws and regulations, or more stringent enforcement of existing laws and regulations could have a material adverse impact on the Company causing a reduction in levels of production and delay or prevent the expansion of mining activities.

     Gold Prices: The profitability of the Company's operations is significantly affected by changes in the market price of gold. The market price of gold has fluctuated widely and is affected by numerous factors beyond the Company's control, including international economic trends, currency exchange fluctuations, expectations of inflation, speculative activities, consumption patterns (such as purchases of gold jewellery and the development of gold coin programs), purchases and sales of bullion holdings by central banks or other large gold bullion holders or dealers and global or regional political events, particularly in major gold-producing countries such as South Africa and some of the countries that formerly comprised the Soviet Union. Gold market prices are also affected by worldwide production levels, which have increased in recent years. In addition, the market price of gold has on occasion been subject to rapid short-term changes because of market speculation.

                                                                    YEAR ENDED DECEMBER 31,
                                                            ----------------------------------------
                                                            1995     1994     1993     1992     1991
                                                            ----     ----     ----     ----     ----
High....................................................    $397     $396     $398     $360     $403
Low.....................................................    $372     $370     $327     $330     $344
End of period...........................................    $387     $383     $386     $333     $353

     On March 27, 1996, the afternoon fixing price on the London Bullion Market was $400.35 per ounce.

CUSTOMERS

     During 1995, the Company sold dore to two customers. Management does not believe that the loss of any one customer would have a material adverse impact on the Company since similar sales terms could be negotiated with other companies.

EMPLOYEES

     The Company had 141 employees at December 31, 1995.

INDUSTRY AND GEOGRAPHIC SEGMENTS

     See "Note 3 and Note 17 to Consolidated Financial Statements" in Item 8, Financial Statements and Supplementary Data.

                        GLOSSARY OF CERTAIN MINING TERMS

     The following is a glossary of some of the terms used in the mining industry and referenced herein:

ADR -- An acronym for adsorption, desorption, and reactivation (see definitions for adsorption, desorption, reactivation singularly).

ADSORPTION -- A process in which soluble complexes of gold and silver physically adhere without chemical reaction to activated carbon particles.

AGGLOMERATION -- a process whereby mineralized material is mixed with a binder and water and cured for a relatively short period of time. Agglomeration allows heap leaching of material that otherwise does not permit the leaching solution to percolate through, by increasing material strength, porosity and permeability.

BANK CUBIC YARD -- ("bcy") refers to a cubic yard of in situ resource.

BOTTLE ROLL TEST -- a small scale metallurgical laboratory test used to determine the amenability of mineralization to the cyanidation extraction process.

CIP -- An acronym for Carbon-In-Pulp -- the process of a solution leach plant in which the dissolved gold in the pregnant cyanide solution is extracted through adsorption onto activated carbon.

CIL -- An acronym for Carbon-In-Leach -- the process of a solution leach plant in which the dissolved gold in the pregnant cyanide solution is extracted through adsorption onto activated carbon concurrent with leaching.

COLUMN TEST -- a large scale metallurgical laboratory test used to determine the amenability of mineralized material to the cyanidation extraction process.

CONTAINED GOLD OR GOLD EQUIVALENT -- total measurable gold or gold equivalent in grams or ounces estimated to be contained within a mineral deposit. A calculation or estimate of contained gold makes no allowance for mining dilution or recovery losses.

CUTOFF GRADE -- grade of mineralization, established by reference to economic factors, above which material is included in mineral deposit reserve/ resource calculations and below which the material is considered waste. May be either an external cutoff grade which refers to the grade of mineralization used to control the external or design limits of an open pit based upon the expected economic parameters of the operation, or an internal cutoff grade which refers to the minimum grade required for blocks of mineralization present within the confines of an open pit to be included in mineral deposit estimates.

DEVELOPMENT STAGE -- The period when a mineral deposit that has been estimated to be economically viable is prepared for commercial production; including pre-production stripping in the mine and the construction of the necessary process plant and supporting facilities.

DESORPTION -- A process in which gold and silver physically adhered to carbon particles in the adsorption process are stripped from the carbon particles using a weak acid solution.

DIAMOND DRILL -- a machine designed to rotate, under pressure, an annular diamond studded cutting tool to produce a more or less continuous solid, cylindrical sample of the material drilled.

DORE -- unrefined gold and silver in bullion form.

GOLD DEPOSIT -- means a mineral deposit mineralized with gold but without reference to its potential economics.

GOLD EQUIVALENT -- a method of presenting combined gold and silver concentrations or weights for comparison purposes. Commonly involves expressing silver as its proportionate value in gold based on the relative contents of the two metals. When gold equivalent is used to express metal sold, the calculation is based on actual prices received. When grades are expressed in gold equivalent, the relative recoveries of the two metals are also taken into account.

GRADE -- The amount of valuable mineral in each ton of mineralized material, expressed as troy ounces (or grams) per ton or tonne of gold or as a percentage of copper and other base metals.

HEAP LEACHING -- a method of gold and silver extraction in which mineralized material is heaped on an impermeable pad and sodium cyanide solution is applied to the material. The gold and silver are dissolved out of the material as the solution percolates down through the heap, the pregnant solution is collected from below the heap and the gold and silver are precipitated from the pregnant solution in vessels or columns containing activated carbon or zinc powder.

LEACH PAD -- A large, impermeable foundation or pad used as a base for ore during heap leaching. The pad prevents the leach solution from escaping out of the circuit.

LODE MINING CLAIM -- A mining claim located on a vein or lode of quartz or other rock in place, bearing gold, silver, cinnabar, tin, lead, copper, or other valuable deposits.

MINERAL DEPOSIT, DEPOSIT, OR MINERALIZED MATERIAL -- a mineralized body which has been physically delineated by sufficient drilling, trenching, and/or underground work, and found to contain a sufficient average grade of metal or metals to warrant further exploration and/or development expenditures. Such a deposit does not qualify under SEC standards as a commercially mineable ore body or as containing ore reserves, until final legal, technical, and economic factors have been resolved.

MIXED ORE -- a mixture of oxidized and unoxidized ore.

NET SMELTER RETURN ROYALTY -- a phrase used to describe a royalty payment made by a producer of metals, usually to a previous property owner or Governmental authority, based on the value of gross metal production from the property, less deduction of certain limited costs including smelting, refining, transportation and insurance costs.

NET PROFITS INTEREST ROYALTY -- a phrase used to describe a royalty payment made by the producer of metals, usually to a property owner or Governmental authority, based on the value of gross metal production from the property, less deduction of certain costs including smelting, refining, transportation and insurance costs (often referred to as realization costs) plus direct operating costs associated with the mining and treatment of ore and the mining of associated waste.

OPEN PIT MINING -- the process of mining an ore body from the surface in progressively deeper steps. Sufficient waste rock adjacent to the ore body is removed to maintain mining access and to maintain the stability of the resulting pit walls.

ORE -- a natural aggregate of one or more minerals which, at a specified time and place, may be mined and sold at a profit, or from which some part may be profitably separated.

OUNCE (OZ) -- troy ounce.

OXIDIZED ORE (ALSO REFERRED TO AS "OXIDE ORE") -- mineralized rock which can be profitably mined and in which some of the original minerals have been oxidized by natural processes. Oxidation is a chemical process which makes the gold mineral more amenable to recovery by direct cyanidization. In addition oxide ore tends to be more porous, permitting a more complete permeation of cyanide solutions so that minute particles of gold in the interior of the rock will be more readily dissolved.

OZ/TON (OPT) -- troy ounces per short ton.

PPB -- parts per billion.

PPM -- parts per million.

PATENTED MINING CLAIM -- a mining claim on the public land of the United States, under the mining laws, for which a patent has been issued conveying the title of the United States to the patentees.

PORPHYRY DEPOSIT -- a disseminated mineral deposit often closely associated with porphyritic intrusive rocks.

PORPHYRITIC -- rock texture in which one mineral has a larger grain size than the accompanying minerals.

POSSIBLE RESERVES -- reserves for which quantitative estimates are based largely on broad knowledge of the geological character of the deposit and for which there are few, if any, samples or measurements, and for which the estimates are based on an assumed continuity or repetition for which there are reasonable geological indications, which indications may include comparison with deposits of similar type, and bodies that are completely concealed may be included if there is specific evidence of their presence.

PROBABLE RESERVES -- reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

PROVEN / PROBABLE RESERVES -- is used if the difference in degree of assurance between the proven and probable categories cannot be reliably defined.

PROVEN RESERVES -- reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling; and (b) the sites for inspection, sampling and measurement are spaced so closely and the geological character is so well defined that size, shape, depth and mineral content of reserves are well established.

REACTIVATION -- a process in which carbon particles which have been stripped of gold and silver during the desorption process are heated in a kiln to relieve them of all contaminants and prepare them for reuse in the adsorption process.

RESERVE -- means that part of a mineral deposit which can be economically and legally extracted or produced at the time of the reserve determination. Reserves are customarily stated in terms of "ore" when dealing with metalliferous minerals.

REVERSE CIRCULATION HOLES -- exploration drill holes in which the fine and coarse rock chips created during drilling are rapidly flushed to the surface so that a representative sample can be obtained.

RUN-OF-MINE -- material in its as-mined condition.

STOCK -- a body of intrusive rock that covers less than 40 square miles, has steep dips and is generally discordant with surrounding rock.

STOCKWORK -- small veins of mineralization that have so penetrated a rock mass that the whole rock mass can be considered mineralized.

STRIKE LENGTH -- the longest horizontal dimensions of a body or zone of mineralization.

STRIPPING RATIO -- the tonnage of waste material required to be removed to mine one ton of ore extracted as a ratio.

UNPATENTED MINING CLAIM -- a mining claim located on the public lands of the United States, for which a patent has not been issued. An unpatented mining claim is a possessory interest only, subject to the paramount title of the United States. The validity of an unpatented mining claim depends upon the existence of a valuable mineral deposit within the boundaries of the claim and compliance with mining codes.

ZEOLITE -- industrial mineral that possesses infinite three dimensional crystal structures and has the ability to exchange its cations without a change in structure. Zeolites are used primarily in waste treatment applications.

UNITS OF MEASURE

acres -- one acre = 0.4046 hectares

feet -- one foot = 0.305 metres

gram ("g") -- one gram = 0.0322 troy ounces

hectare ("Ha") -- one hectare = 2.47 acres

kilometer ("km") -- one kilometer = 0.621 miles

meter ("m") -- one meter = 39.37 inches or 3.28 feet or 1.09 yards miles -- one mile = 1.6093 kilometres

ton (short ton) -- one ton = 2,000 pounds

tonne (metric tonne) -- one tonne = 2,204.6 pounds

troy ounce -- one troy ounce = 31.103 grams

ITEM 3.  LEGAL PROCEEDINGS

     In January 1995, the holder of a $3.5 million convertible secured note, due December 31, 1996 gave notice alleging default of ARC under the terms of the loan agreement. ARC filed a notice of dispute and the matter was resolved through binding arbitration as required under the agreement. In June 1995, ARC paid $6 million in settlement which retired the $3.5 million debt and related accrued interest, removed the property lien and a right to a royalty interest held by the note holder and resulted in a $2.4 million charge to litigation expense.

     In 1995, seven related lawsuits were filed against ARC in the California Superior Court, County of Marin. All of the actions arise out of an airplane crash in September 1994 in Argentina.

     The crash occurred during a tour by a London investment banking firm of Argentine and Uruguayan properties owned by subsidiaries of ARC. Mr. Glover, who was a director and consultant to ARC, took part in the tour. There were a total of seven passengers and two crew members, all of whom were killed. The complaints generally allege that ARC was negligent with respect to the operation and maintenance of the aircraft and the selection of the charter company, and that ARC has vicarious liability for the charter company's conduct. ARC contends that it did not select the charter company, that the charter company was at most an independent contractor, and that ARC cannot be held liable for the charter company's maintenance or operation of the airplane. Three of these lawsuits each request damages of $20,015,000; the other lawsuits seek unspecified damages. ARC has notified its insurance carrier of the commencement of the actions; however, ARC's insurance coverage for an occurrence of this type is limited to $1 million, including defense costs.

     Management disagrees with the plaintiffs' claims and is vigorously defending ARC against these lawsuits. ARC is unable at this time to accurately assess the probability of unfavorable outcomes or to estimate the potential recovery to the plaintiffs if unfavorable outcomes were to occur. No provision for liability has been made in the ARC consolidated financial statements.

     In February 1994, ARC received a notice from the SEC that it was conducting a preliminary inquiry into matters relating to ARC to determine whether certain provisions of the federal securities laws had been violated. This preliminary inquiry is continuing as a "matter under inquiry" regarding certain aspects of several prior year transactions entered into by ARC's former management. In response to the SEC's request, ARC has provided the SEC documents pertaining to such transactions and matters.

     On June 3, 1996, legal counsel on behalf of Mr. Michael J. Savage threatened action regarding, among other things, alleged misrepresentations and omissions by ARC in the sale of APML; management intends to vigorously defend ARC, if an action is commenced, and is of the opinion that the allegations contained in the letter are without merit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of security holders during the last quarter of the year ended December 31, 1995.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
MATTERS

     The Company's common stock trades in the United States on the Nasdaq SmallCap Market under the symbol "AREE". The following table sets forth the high and low bid prices per share of the Company's common stock for the periods indicated, as reported on the Nasdaq.

NASDAQ SMALLCAP MARKET

                                                                         HIGH       LOW       CLOSE
                                                                        ------     ------     ------
1994
  First quarter.....................................................    $ 8.00     $ 4.88     $ 4.88
  Second quarter....................................................      6.50       4.13       6.00
  Third quarter.....................................................      6.00       3.63       5.13
  Fourth quarter....................................................      5.25       4.63       4.33
1995
  First quarter.....................................................      4.88       4.31       4.75
  Second quarter....................................................      4.75       4.00       4.13
  Third quarter.....................................................      4.63       4.00       4.13
  Fourth quarter....................................................      4.88       4.00       4.50

     Bid prices presented for the Nasdaq SmallCap Market reflect interdealer quotations without dealer retail mark-ups, mark-downs, or commissions, and, therefore, may not necessarily reflect actual transactions.

     As of March 27, 1996 the number of shareholders of record of the common stock was 472 and the closing price of the common stock on Nasdaq was $5.375.

     The Company has registered the resale of certain shares of its common stock under the Securities Act of 1933, as amended (the "Securities Act") by certain holders thereof.

     Holders of the Company's common stock are currently entitled to receive such dividends, if any, that may be declared from time to time by the Company's Board of Directors in its discretion from funds legally available therefor. The Company has not declared any dividends since its inception and anticipates that all earnings, if any, will be retained for development of the Company's business, and that no dividends on its common stock will be declared in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL INFORMATION

     The following selected consolidated financial information for the periods described below has been derived from the ARC consolidated financial statements which are prepared in accordance with US GAAP. The following selected financial information should be read in conjunction with the ARC consolidated financial statements and related notes thereto included elsewhere herein.

         ARC SELECTED CONSOLIDATED FINANCIAL INFORMATION UNDER US GAAP

                                      YEAR ENDED DECEMBER 31,                         1992 (1)           YEAR ENDED
                      -------------------------------------------------------  -----------------------  DECEMBER 31,
                            1995               1994               1993         FEB. 18 TO   JAN. 1 TO   ------------
                      (AS RESTATED) (6)  (AS RESTATED) (5)  (AS RESTATED) (5)   DEC. 31      FEB. 18        1991
                      -----------------  -----------------  -----------------  ----------   ----------  ------------
Sales.................    $ 9,057,440       $ 1,817,667        $ 5,078,880     $  354,161   $    9,548   $  267,286
Net income (loss)
  before extraordinary
  items and minority
  interest............      9,568,411       (33,635,337)       (21,288,502)    (13,848,727)   (578,125)  (2,165,011)
Net income (loss)
  (4).................      9,766,332       (29,368,468)       (21,071,802)    (13,848,727)  1,184,312   (2,165,011)
Total assets..........     50,744,666        34,503,102         36,206,534     28,958,400    6,915,409    2,908,649
Long-term
  liabilities.........      3,214,016        14,254,610          3,240,516      2,683,546           --       55,857
Debtor certificates
  (2).................             --                --                 --             --           --    3,206,770
Total shareholders'
  equity
  (deficiency)........     38,492,850        12,421,629         14,228,571     12,165,284    5,963,830   (4,443,672)
Per share amounts (3)
  Net income (loss)
    before
    extraordinary
    items and minority
    interest..........           0.71             (2.89)             (4.03)        (43.11)      (15.52)      (58.11)
  Net income (loss)...           0.72             (2.53)             (3.99)        (43.11)       31.79       (58.11)

(1) ARC emerged from bankruptcy on February 18, 1992 and used "fresh start" accounting effective February 18, 1992 in accordance with Statement of Position 90-7 issued by the American Institute of Certified Public Accountants (SOP 90-7). SOP 90-7 requires the reorganization value of the emerged entity of to be allocated to its assets in conformity with the procedures used to account for transactions under the purchase method of accounting. The consolidated financial information for periods prior to February 18, 1992 is delineated by a vertical black line and is not comparable to consolidated financial statement for subsequent periods.

(2) Debtor certificates bore interest at an annual rate of 12% and, upon confirmation of the ARC's Plan of Reorganization on February 18, 1992, were converted into Common Stock and Warrants.

(3) Adjusted to reflect a 1:10 reverse stock split in May 1989, a 1:20 reverse stock split in February 1992 and a 1:10 reverse stock split in December 1993.

(4) Net income for the year ended December 31, 1995 and the three months ended March 31, 1996 reflect gains on sales of equity securities (shares of Northern Orion) of approximately $24.9 million and $12.6 million, respectively.

(5) See Note 3 to the consolidated financial statements of ARC.

(6) See Note 5 to the consolidated financial statements of ARC.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RECENT DEVELOPMENTS AND OUTLOOK

     ARC has been through significant changes during the past year. In early June 1995, ARC sold its wholly-owned subsidiary, Recursos Americanos Argentinos ("RAA"), which held ARC's Argentine properties, to Northern Orion Explorations Ltd. ("Northern Orion"), a majority-owned subsidiary of Miramar Mining Corporation ("Miramar") in exchange for 15 million unregistered shares of Northern Orion. See "Liquidity and

Capital Resources". Also in June 1995, the Company's shareholders elected two new board members, James F. Wickham and Neil Woodyer, to replace Tony D.S. Wicks and Norman M. Ewart. The new Board of Directors immediately began developing a new senior management team, naming Ian B. Smith as ARC's President and Chief Executive Officer. Ralph Green, Vice-President -- Exploration and Hector Cubas, Vice-President -- General Manager -- Uruguay continued in their senior management positions and ARC subsequently hired Anthony T. Miller, Vice-President -- Administration, General Counsel and Secretary; Cal Perkins, Vice-President -- Engineering and Construction; Martin Quick, Vice-President -- Operations; and Bruce K. Thiesen, Vice-President -- Finance and Chief Financial Officer.

     During the second half of 1995 and the beginning of 1996, ARC evaluated its existing mining operations and other properties and implemented a growth plan for ARC. As a result of this process, management decided to (i) cease mining operations at the Mahoma mine; (ii) recommend to the Board of Directors of APML that it close the Goldfield mine; and (iii) focus on the development of the San Gregorio gold project in northern Uruguay (the "San Gregorio Project") and its undeveloped Uruguayan exploration properties. In December 1995, in conjunction with the closure of the Goldfield mine, ARC sold its 78 percent interest in APML. On March 5,1996, ARC entered into the merger agreement with Rea Gold Corporation ("Rea")(the "Merger Agreement").

     San Gregorio Project: ARC is currently developing the San Gregorio Project. The projected cost for the plant, facilities, equipment, financing and working capital is approximately $41.9 million. ARC intends to fund the cost of the San Gregorio Project with a combination of debt and equity. ARC has entered into a loan agreement with a financial institution for a $25 million project gold loan facility for the construction of the mine, processing and auxiliary facilities. Under the terms of the gold loan facility, ARC is required to repay principal and interest in four years starting no later than June 30, 1997. As of May 24, 1996, ARC has spent approximately $11.8 million on the development of the San Gregorio Project; management plans to fund the remaining ARC equity portion of the San Gregorio Project development costs with existing cash.

     ARC has awarded a $16.5 million contract to an independent contractor for the engineering and construction of the plant and related infrastructure. The contractor is proceeding with a construction schedule which allows for the commencement of mining operations in early 1997. Commitments to other San Gregorio Project vendors and contractors for products and services totalled approximately $2.6 million at May 24, 1996.

     Merger Agreement with Rea Gold: Under the terms of the Merger Agreement, ARC shareholders will receive 2.24 Rea shares for each ARC share held, subject to an adjustment in the event that the NNO Shares held by ARC on January 10, 1996 (and the proceeds of any sale of such NNO Shares before the Effective Time) have a value (on a per share basis) that varies (plus or minus) by more than 10 percent of a value of Cdn$4.62 negotiated on January 10, 1996. W. James Hogan, currently President and CEO of Rea, will become the Chairman of the combined companies ("new Rea"). Mr. Smith will become the President and CEO of new Rea. Completion of the proposed merger, which is subject to shareholder approvals, will result in ARC shareholders holding approximately 40 percent of the new Rea, subject to change based on ultimate share Exchange Ratio adjustments. There is no assurance that the proposed merger will be completed.

     American Pacific Minerals Ltd.: In December 1995, ARC sold its 78 percent interest in APML to an unrelated party, Michael J. Savage, acting for himself and as agent for certain other principals ("Savage"), for $40,000. APML owns, through American Pacific Minerals (U.S.A.) Inc. ("APM USA"), the Goldfield mining properties located near Goldfield, Nevada (See Item 3. "Legal Proceedings"). Pursuant to an operator and service agreement, ARC will continue to manage the Goldfield properties for APM USA. Additionally, ARC is obligated to advance APM USA funds for the costs related to the closure and reclamation of the Goldfield mine. ARC also assumed $2 million of convertible notes of APML due serially in December 1997, 1998 and 1999.

     ARC's advances to APM USA for the Goldfield closure and reclamation, as well as APM USA's pre-existing intercompany obligations to ARC, are secured by the assets and stock of APM USA and are due December 29, 1996. The December 31, 1995 receivable from APM USA was written down to approximately $3.4 million, which reflects management's best estimate of the fair value of the security interest, including approximately $2.9 million for the mineral properties and $0.5 million for plant and equipment and working capital.

     Except for the sale of APML to Savage, all transactions between ARC and APML during 1995 and 1994 were eliminated in consolidation. APML revenues, costs and expenses, and net loss included in ARC's 1995 Consolidated Statement of Operations are approximately $3.8 million, $12.2 million and $8.4 million, respectively. During 1995, losses applicable to the minority interest of APM USA exceeded the minority's interest in the equity capital of APML. Losses applicable to the minority interest and charged against ARC's interest were approximately $1.3 million.

LIQUIDITY AND CAPITAL RESOURCES

     During 1995, ARC sold approximately 6.9 million of the 15 million Northern Orion shares ("NNO shares") received in exchange for RAA in three sales transactions and used proceeds received on the sales to significantly improve its liquidity and overall financial position. ARC sold an additional 4.1 million NNO Shares in three sales transactions from January 1, 1996 to May 17, 1996. The estimated fair value of ARC's remaining 4 million NNO Shares at May 17, 1996 is $21.3 million, based on the May 17, 1996 closing market price quoted for registered shares on the Toronto Stock Exchange. Since ARC's current operations are being closed and the San Gregorio Project is under development, ARC's results of operations for the remainder of 1996 will reflect a net loss if the remaining NNO Shares are not sold.

     Long-term debt has been reduced to $3.1 million at December 31, 1995 from approximately $16 million at December 31, 1994. During 1995, payments to reduce long-term debt were approximately $12.5 million, including $9.8 million with proceeds received from the sale of NNO Shares. In addition, $9.3 million was redeemed in exchange for 4.5 million NNO shares. ARC's new long-term debt borrowings were $8.9 million during 1995.

     ARC's net working capital increased to $20.9 million at December 31, 1995 from a net working capital deficit of $1.4 million at December 31, 1994. Included in working capital at December 31, 1995 is the estimated fair value of investments in equity securities available for sale of $25.4 million (8.1 million shares) based on the closing market prices of registered NNO shares on the Vancouver Stock Exchange. NNO shares were listed on the Toronto Stock Exchange in February 1996. Other summarized financial data relating to ARC's improved liquidity and financial condition follows ($000's):

                                                                                           DECEMBER 31,
                                                                                           -------------
                                                                             1995              1994
                                                                         (AS RESTATED)     (AS RESTATED)
                                                                         -------------     -------------
Cash and equivalents.................................................       $ 2,203           $ 2,521
Current liabilities (including current portion of long-term debt)....         9,038             7,262
Long-term liabilities................................................         3,214            14,255
Current ratio........................................................          3.31              0.81
Debt-to-equity ratio.................................................           32%              173%

     In December 1995, in conjunction with ARC's sale of APML, ARC assumed $2 million of convertible notes of APML, due serially in December 1997, 1998 and 1999. In January 1996, the terms of the convertible notes were amended to provide for the mandatory conversion into ARC common stock at a price of $5.50 per share upon the completion of the proposed merger with Rea Gold by June 30, 1996. If the merger is not completed by June 30, 1996, the principal will be paid at maturity in cash, or at the option of the note holder, be converted at any time thereafter until maturity into ARC common stock at a price that is 90 percent of the average price for the common stock during the thirty days preceding notice of conversion.

     Subsequent to December 31, 1995, ARC issued $8 million in convertible notes to offshore private investors, and issued a $1.1 million note to a landholder for land surface rights at San Gregorio. Under the terms of the convertible notes, the debt will be converted into ARC common stock at $5.75 per share upon shareholders' approval of the proposed merger. If the proposed merger is not completed, the outstanding principal will be paid, at ARC's option, in cash or an equivalent value of NNO Shares at a price that is 95 percent of the average price of NNO Shares during the 20 days immediately preceding the payment date. Such payment will be made at the note holders' option, either 90 days after failure of the shareholders to approve the proposed merger or in March 1997.

     ARC is presently holding 4 million shares of NNO Shares and will sell these shares during 1996 and 1997 as necessary to fund any otherwise unfunded San Gregorio Project development costs, its $1.8 million Uruguayan exploration program, and other financing needs.

     In prior years, due to the uncertainties regarding ARC's success in exploration, the ability to raise capital and to attain profitable operations in the future, ARC's future as a going concern was not assured. Due to the sale of RAA; the receipt of a $25 million project gold loan facility; and ARC's current cash position, ARC has significantly improved its liquidity and overall financial position. Accordingly, management believes the uncertainty regarding ARC's ability to continue as a going concern no longer exists.

RESULTS OF OPERATIONS

     Financial Statement Restatement: During 1995, management established that certain aspects of certain transactions entered into by ARC by its former management require a restatement of prior period consolidated financial statements, including additional disclosures regarding the affiliations certain parties had with ARC, ARC's former management or other affiliates. Terms of certain of the transactions may not have been the same as those that would have resulted from transactions among wholly unrelated parties. New management believes that none of these matters will materially affect ARC's consolidated financial statements, since all of these transactions have been reflected in ARC's results of operations as of December 31, 1995, and management believes that the ultimate resolution of any uncertainties will not have a material adverse effect on ARC's consolidated financial statements.

     Depreciation, depletion and amortization expense of ARC's Mahoma Project reflected in prior period consolidated financial statements was not computed using appropriate mineral reserve data, and certain assets were erroneously not depreciated. Also, results of ARC's evaluation of its recoverability of the December 31, 1994 net book value and estimated reclamation costs for the Mahoma project were not determined using accurate mineral reserve date then available. The effect of these restatements is included in 1994 and 1993 financial information referred to herein.

     During 1996, the Company restated investments in equity securities available for sale and net deferred income taxes as of December 31, 1995 (see
Note 5 to consolidated financial statements).

     Results of Mines Under Closure and Reclamation: As noted above, during 1995, management decided to cease mining operations at the Mahoma mine and recommended to the APML Board of Directors to close the Goldfield mine. Results of operations from Mahoma and Goldfield have been very unfavorable. The performance of the operations has been inadequate, the equipment has required high maintenance and gold production has been insufficient for ARC to recover its investments in these two projects. Further discussion and a summary of the results of operations for these two mines under closure and reclamation follows:

     Mahoma: ARC acquired the Mahoma project and exploration rights in 1992 (see Note 3 and Note 16 to consolidated financial statements). Mining and processing operations at the Mahoma mine commenced in the first quarter of 1993, but were suspended in late 1993 to reconstruct the tailings dam and to bring it into compliance with Uruguayan regulations. Operations resumed in December 1994, and have essentially continued uninterrupted since then, except for a four week period in September and October 1995, when milling operations were stopped because the water level in the tailings dam had reached the limit stipulated in the mine's operating permit. In June 1995, mineralized material on the Mahoma property that could be economically mined and processed was exhausted, and ARC's exploration drilling along strike extension to the known mineralized zones also failed to define further economic mineralization.

     ARC had considered the Veta Crucera property and Cerro San Carlos properties potential alternative sources for Mahoma mill feed for some time, even though they are located 150 miles (240km) and 75 miles (120km) from the plant site, respectively. Exploration drilling was primarily directed at Cerro San Carlos where a small, high grade resource had been identified. Title for Cerro San Carlos is held under exploration status. This limits the quantity of material that can be extracted prior to the completion and approval of an Environmental Impact Authorization and subsequent conversion of the property to exploitation status under the Uruguayan Mining Code. The identified mineable reserve was estimated to be sufficient to sustain Mahoma plant operations through the end of 1995. However, based on the results of exploration activities, it was considered unlikely that sufficient additional economic mineralization would be found that could justify the capital expenditures required to bring the property to exploitation status and expand the capacity of the Mahoma tailings dam. In June 1995, the decision was made to exploit this resource on a trial basis.

     In the third quarter 1995, based on its own independent evaluation, ARC's new management decided to cease operations by the end of 1995 and commence reclamation activities. Since then, additional economic mineralization was found sufficient to enable mining to continue through early February 1996, when operations ceased. Milling ceased in April 1996. The mining equipment and several buildings and equipment will be transferred to San Gregorio. The remaining plant will be temporarily "mothballed" and/or offered for sale. Reclamation activities, re-contouring, mulching and seeding, are expected to be substantially completed during 1997.

     A summary of certain gold production and other operating information relating to Mahoma and Cerro San Carlos for the three years ended December 31, 1995 follows:

                                                                  1995         1994         1993
                                                                --------     --------     --------
MAHOMA
Ore mined -- tons...........................................      21,277        3,924       49,624
Gold grade -- ounces per ton................................       0.214        0.172        0.207
Waste mined -- tons.........................................     154,305      195,892      415,089
Stripping ratio.............................................         7.3         49.9          8.4
Ore milled -- tons..........................................      27,670        2,877       49,624
Mill feed grade -- ounces per ton...........................       0.203        0.130        0.207
Gold produced -- ounces.....................................       4,998          352        9,544
CERRO SAN CARLOS
Ore mined -- tons...........................................      33,985        --           --
Gold grade -- ounces per ton................................       0.395        --           --
Waste mined -- tons.........................................     476,126        --           --
Stripping ratio.............................................        14.0        --           --
Ore milled -- tons..........................................      25,411        --           --
Mill feed grade -- ounces per ton...........................       0.389        --           --
Gold produced -- ounces.....................................       8,931        --           --
TOTAL
Ore mined -- tons...........................................      55,262        3,924       49,624
Gold grade -- ounces per ton................................       0.325        0.172        0.207
Waste mined -- tons.........................................     630,431      195,892      415,089
Stripping ratio.............................................        11.4         49.9          8.4
Ore milled -- tons..........................................      53,081        2,877       49,624
Mill feed grade -- ounces per ton...........................       0.292        0.130        0.207
Gold produced -- ounces.....................................      13,929          352        9,544

     Based on management's decision to stop mining operations at Mahoma, a charge of $2.8 million was recorded in the third quarter 1995, including $2.2 million to write-down the Mahoma plant and facilities to net realizable value and $0.6 million for anticipated closure costs and reclamation activities. Net realizable value was determined by a third party valuation of the main processing plant and management's estimates of current selling prices for the assets to be transferred to and used for ARC's San Gregorio Project. A write-down of $3.6 million was recorded for the year ended December 31, 1994 based on an evaluation of recoverability utilizing estimated future cash flows from proven and probable reserves. The net book value of the Mahoma plant and facilities and related assets at December 31, 1995 is $4.5 million.

     A summary of Mahoma operating results for the three years ended December 31, 1995 follows (000's):

                                                                          YEAR ENDED DECEMBER 31,
                                                                  ---------------------------------------
                                                                                1994            1993
                                                                   1995     (AS RESTATED)   (AS RESTATED)
                                                                  -------   -------------   -------------
Gold sales....................................................    $ 5,003      $    --         $ 3,350
Production costs..............................................     (4,356)      (2,158)         (5,312)
Depreciation, depletion and amortization expense..............     (2,522)        (813)         (3,444)
Write-downs of property, plant and equipment..................     (2,236)      (3,627)         --
                                                                  -------   -------------   -------------
                                                                  $(4,111)     $(6,598)        $(5,406)
                                                                  =======   ==========      ==========

     Goldfield: Development of ARC's Goldfield project commenced during 1992, including the performance of some limited start-up sequencing activities, although facility testing and start-up activities were conducted on an intermittent basis at substantially less than design capacity levels through July 1993. From August 1993 to August 1994, ARC suspended operations to develop and implement a new mining plan. Due to mechanical and design problems in the crushing circuit, mining activities were further suspended until repairs were completed in September 30, 1994.

     During the first half of 1995, due to ore characteristics that made economic gold recovery unattainable with ARC's mining process, production of gold from the Goldfield operation was significantly below planned levels and the mine again operated at a loss.

     ARC's management recommended to the Board of Directors of its then-subsidiary, APML, that the operations be closed in an orderly manner and that reclamation activities be commenced. The mine closure was approved by the APML Board of Directors and in July 1995, mining operations were ceased. Crushing and stacking of ore on the leach pad continued until September 1995 with ore from that already exposed within the open pits and from existing stockpiles. Leaching of ore on the pad is expected to continue into the second or third quarter of 1996, at which time rinsing of the pad is expected to commence.

     A severance charge of $100,000 for work force reductions was recorded in the third quarter of 1995. A charge of $1.6 million for reclamation and closure costs was recorded in the fourth quarter of 1995 to increase the accrual at December 31, 1995 to $2.3 million. The reclamation accrual is net of estimated recoveries of $1.3 million from expected sales of gold to be obtained from leaching of ore on the pad. Based on management's understanding of the required closure activities at Goldfield and preliminary discussions with the State of Nevada, the reclamation and closure accrual is considered adequate to provide for the anticipated work to be performed ARC has deposited a bond with the State of Nevada, in the form of a certificate of deposit for $973,000, redeemable as phases of reclamation work are completed and approved by the State of Nevada authorities. As the reclamation work and discussions with the State of Nevada proceed, additional deposits may be required.

     During April 1994, ARC entered into a mining venture agreement with Kennecott Exploration Company ("Kennecott") to explore and if feasible, develop and mine certain Goldfield properties. Pursuant to that agreement, Kennecott was to receive a 60 percent interest in a joint venture with ARC upon spending $3.5 million to explore mineral claims adjacent to the Goldfield mine. In February 1996, Kennecott informed ARC that it had decided to no longer explore the mineral claims or participate in the mining venture agreement.

     Based on projected costs of the Goldfield mine closure and results of Kennecott's 1995 exploration activities and to reflect management's best estimate of net realizable value of the remaining mineral properties and plant and equipment, ARC recorded a $1.1 million write-down in the third quarter of 1995. In 1994, based on ARC's assessment of the recoverable value of its investment in the Goldfield mine, a write-down of $12.0 million was recorded. The write-down was based on estimated net future cash flows using revised ore reserve estimates and current sales prices, metallurgical recoveries and operating costs.

     A summary of certain gold production and other operating information relating to Goldfield for the three years ended December 31, 1995 follows:

                                                                     YEAR ENDED DECEMBER 31,
                                                                ----------------------------------
                                                                  1995         1994         1993
                                                                --------     --------     --------
Ore mined -- tons...........................................     263,219      260,887      209,220
Gold grade -- ounces per ton................................       0.051        0.037        0.055
Waste mined -- tons.........................................    1,396,996    3,115,152    1,383,630
Stripping ratio.............................................         5.3         11.9          6.6
Ore milled -- tons..........................................     284,880      230,906      209,220
Mill feed grade -- ounces per ton...........................       0.053        0.034        0.055
Gold production.............................................       9,519        3,245        2,870

     A summary of Goldfield operating results for the three years ended December 31, 1995 follows (000's):

                                                                         YEAR ENDED DECEMBER 31,
                                                                -----------------------------------------
                                                                                1994            1993
                                                                  1995      (AS RESTATED)   (AS RESTATED)
                                                                ---------   -------------   -------------
Gold sales..................................................    $   3,837     $   1,210       $   1,083
Production costs............................................       (8,158)       (3,547)         (1,087)
Depreciation, depletion and amortization expense............       (1,448)         (686)            (73)
Write-downs of property, plant and equipment................       (1,116)      (12,000)        --
                                                                ---------   -------------   -------------
                                                                $  (6,885)    $ (15,023)      $     (77)
                                                                =========    ==========      ==========

     Consolidated Results of Operations: 1995 Compared to 1994 and 1994 Compared to 1993: ARC's net income for 1995 was $9.8 million or $.72 per share. ARC recorded a net loss of $29.4 million or $2.53 per share and $21.1 million or $3.99 per share in 1994 and 1993, respectively. Poor operating results are reflected in each of the three years. The primary reason for the improvement in 1995 is the gain on sales of NNO Shares which were received by ARC from its sale of RAA. The net loss in 1994 includes a larger write-down of property, plant and equipment, $16.8 million, than in 1995 or 1993.

     Revenues and other income were $35 million in 1995, including $24.9 million of gain on the sales of NNO Shares, $9.0 million in product sales and $1.1 million in interest and other income. Revenues and other income in 1994 and 1993 were $2.2 million and $5.6 million, respectively.

     Product sales revenues in 1995 include gold sales revenues of $5.0 million and $3.8 million from Mahoma and Goldfield, respectively, and $200,000 of zeolite sales revenues. Gold sales revenues were $1.2 million and $4.9 million in 1994 and 1993, respectively. Zeolite sales revenues were $187,000 in 1994 and $106,000 in 1993.

     The fluctuation in gold sales revenue from year-to-year is primarily based on sales volume. As discussed above, production at Mahoma and Goldfield has been intermittent and was largely suspended at Mahoma during 1994. During 1995, 22,938 ounces of gold were sold at an average price of $385 per ounce. During 1994 and 1993, 3,245 and 12,420 ounces of gold were sold at average prices of $385 and $357, respectively. In addition to revenues from Mahoma and Goldfield, 1993 gold revenues include approximately $500,000 from ARC's Butcher Boy mine, which was closed in late 1993.

     Production costs were $12.7 million in 1995, $6.4 million in 1994 and $8 million in 1993. Gold production was 23,448 ounces, 3,597 ounces and 13,940 ounces during 1995, 1994 and 1993, respectively. Production costs during 1995 were $8.1 for Goldfield, including $1.6 million for closure and reclamation, $4.4 million for Mahoma, including $0.6 million for closure and reclamation and $0.2 million for Ash Meadows. Goldfield production costs were $3.5 million and $1.1 million during 1994 and 1993. Production costs in 1994 and 1993 were lower than in 1995 due to the closure and reclamation accrual in 1995 and continuous production interruptions during 1994 and 1993 due to poor equipment availability, mechanical failures and implementation of facility expansion plans. Mahoma production costs of $2.2 million for 1994 and $5.3 million for 1993 reflect the suspension of mining activities during 1994 and late 1993 due to heavy rains, change of mining contractors, and other operation difficulties. Ash Meadows and Butcher Boy costs for 1994 were $0.3 million reflecting the suspension of mining activity at Butcher Boy, while 1993 costs for Butcher Boy were $1.4 million and $0.2 million for Ash Meadows.

     Depreciation, depletion and amortization expense, which is primarily computed using the units-of-production method, was $4.0 million, $1.7 million and $3.7 million in 1995, 1994 and 1993, respectively. The increase in 1995 over 1994 and the decrease in 1994 from 1993 is principally attributable to the year-to-year fluctuations in production volume.

     Reduced 1995 exploration expenses reflect the mid-year sale of RAA, primarily an exploration subsidiary, and the resultant reduction of ARC's exploration expenditures in Argentina to $769,000 in 1995 from $2.0 million and $1.9 million in 1994 and 1993, respectively. Exploration expenses in Uruguay remained relatively constant during the three year period although ARC shifted its emphasis from the search for suitable ore to feed the Mahoma mill early in the period to pre-feasibility activities at the Cerro San Carlos project and ultimately to exploration projects in proximity to San Gregorio in the second half of 1995.

     During 1995, ARC continued to maintain certain of its exploration lands in the US, principally at Goldfield and Ash Meadows. ARC has progressively reduced its exploration expenditures in the US to $106,000 in 1995 from $169,000 and $234,000 in 1994 and 1993, respectively, as it increased its emphasis on South American programs and transferred certain of its exploration responsibilities in the US to joint venture partners in 1995 and 1994.

     Litigation settlement expense in 1995 reflects results of a dispute settled through binding arbitration. In January 1995, the holder of a $3.5 million convertible secured note, due December 31, 1996, gave notice alleging default under the terms of the loan agreement. In response, ARC filed a notice of dispute denying that an event of default had occurred. In June 1995, ARC paid $6.0 million in settlement, which retired the $3.5 million debt and related accrued interest, removed the property lien and a right to a royalty interest held by the note holder and resulted in a $2.4 million charge to litigation settlement expense.

     ARC periodically evaluates recoverability of its investments in mineral properties and related plant and equipment. ARC recorded write-downs of property, plant and equipment of $3.7 million, $16.8 million and

$1.2 million in 1995, 1994 and 1993, respectively. In 1995, charges of $2.2 million and $1.1 million, respectively, were recorded to write-down the Mahoma plant and facilities and the Goldfield properties to net realizable value. In addition, a $0.4 million write-down related to exploration properties in Argentina was recorded in 1995. During 1994, a write-down charge of $3.6 million was recorded for the Mahoma plant and facilities based on an evaluation of recoverability utilizing estimated future cash flows from proven and probable reserves. Goldfield was written down in 1994 by $12.0 million based on ARC's assessment of the recoverable value of its investment. ARC recorded other charges of $1.2 million, in 1994 and 1993, principally to write-down miscellaneous South American exploration properties.

     During 1995 an extraordinary net loss of $366,833 on the extinguishment of debt was recorded. This amount is comprised of a $525,816 write-off of deferred financing costs relating to debt redeemed early and an extraordinary gain of $158,983 on the extinguishment of other debt.

     At December 31, 1995, ARC had a net deferred tax liability of $2.7 million, which is comprised of net deferred tax assets of $6.0 million and a deferred tax liability of $8.7 million. The net deferred tax assets and resulting deferred tax benefit of $6.0 million for US federal tax purposes were recognized based on expected taxable income generated by sales of NNO Shares, net of estimated operating losses in 1996. At December 31, 1995, ARC held 8.1 million shares of NNO with an estimated fair value of $25.4 million, based on the closing market price quoted on the Vancouver Stock Exchange for registered NNO Shares. Based on ARC's history of losses from operations and management's projection of future taxable income, no tax benefit was recognized from other sources. The deferred tax liability at December 31, 1995 represents the taxes on the unrealized holding gain on the NNO Shares at December 31, 1995. The related tax effect is presented as an offset to the separate component of shareholders' equity for unrealized holding gain on equity securities available for sale. Current taxes were not recognized in 1995 since taxable income from operations and sales of NNO Shares was fully offset by the loss incurred for tax purposes on the sale of ARC's 78 percent interest in APML. Neither current nor deferred taxes were recognized in prior years based on ARC's losses and the uncertainty regarding ARC's ability to continue as a going concern.

RECLAMATION ACTIVITIES

     All of the Company's mining and processing operations are subject to reclamation requirement and environmental regulations. Management believes the accrual recorded for closure costs and known reclamation requirements is adequate at March 31, 1996. The accrual is comprised of:

                                                              CURRENT       LONG-TERM        TOTAL
                                                             ----------     ----------     ----------
Goldfield (net of recoveries)..............................  $1,109,199     $1,198,994     $2,308,193
Mahoma.....................................................     941,672             --        941,672
Other......................................................      32,440             --         32,440
                                                             ----------     ----------     ----------
Total......................................................  $2,083,311     $1,198,994     $3,282,305
                                                             ==========     ==========     ==========

     Contouring of the mined areas of Goldfield has been completed and seeding will commence in the fall of 1996. After leaching is terminated in early 1997, the lead pad will be rinsed for a period of up to one year with contouring, topsoiling and seeding to follow. The State of Nevada will then monitor the property over three growing seasons to determine the success of the reclamation program. Final reclamation activity at Mahoma commenced in March 1996 and is anticipated to be completed within four months. Neutralization of the tailings area, which is expected to last one year, will be initiated in June 1996. Reclamation at Cerro San Carlos was completed in April 1996.

NEW ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued by the Financial Accounting Standards Board (FASB) in March 1995. SFAS No. 121 requires, for fiscal years beginning after December 15, 1995, that an entity review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and that an impairment loss be recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company adopted SFAS No. 121 effective January 1, 1996. The adoption did not have an effect on the Company's financial position or results of operations.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") was issued by the Financial Accounting Standards Board in October 1995. SFAS No. 123 establishes, for fiscal years beginning after December 15, 1995, financial and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages, but does not require, the adoption of a fair-value-based method of accounting for such plans, in place of current accounting standards. Companies electing to continue their existing accounting method must make pro forma disclosures of net income as if the fair-value-based method of accounting had been applied. The Company has elected to continue with its existing accounting method and in accordance with SFAS No. 123, will have pro forma disclosures of net income in its financial statements for the year ending December 31, 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Index to Financial Statements and Supplementary Data:

                                                                                         FORM 10-K
                                                                                         PAGE NO.
                                                                                         ---------
Reports of Independent Accountants.....................................................   32-33
Consolidated Balance Sheets at December 31, 1995 and 1994..............................    34
Consolidated Statements of Operations for the years ended December 31, 1995, 1994 and
  1993.................................................................................    35
Consolidated Statements of Shareholders' Equity for the years ended December 31, 1995,
  1994 and 1993........................................................................    36
Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and
  1993.................................................................................    37
Notes to Consolidated Financial Statements.............................................   38-55
Unaudited Selected Quarterly Financial Data............................................    56

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of American Resource Corporation, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of American Resource Corporation, Inc. and its subsidiaries at December 31, 1995 and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

During 1995 management conducted a review and investigation of relationships that existed between former management and the counterparties to certain transactions entered into in prior years and have disclosed the results of their findings in Note 3, including that it is possible the terms of certain of these transactions are not the same as those that would result from transactions among wholly unrelated parties.

As described in Note 5 to the consolidated financial statements, in 1996 management restated equity securities available for sale and net deferred income taxes.

PRICE WATERHOUSE LLP
San Francisco, California
February 26, 1996, except for
the last paragraph of Note 5
for which the date is
June 1, 1996

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of American Resource Corporation, Inc.

     We have audited the accompanying consolidated balance sheet of American Resource Corporation, Inc., (the "Company") and Subsidiaries as of December 31, 1994, and the related statements of consolidated operations, shareholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     As discussed in Note 3 to the consolidated financial statements, certain errors were discovered by management of the Company during the current year. Accordingly, the consolidated financial statements have been restated to reflect correction of these errors.

     In our opinion, the financial statements referred to above present fairly, in all material respects the consolidated financial position of American Resource Corporation, Inc. at December 31, 1994 and the results of their operations and their cash flows for the two years then ended, in conformity with generally accepted accounting principles.

MCDOUGAL & WILLIAMS
Reno, Nevada
April 7, 1995, except for
Note 3, as to which the date is
February 26, 1996

                          CONSOLIDATED BALANCE SHEETS

                      AMERICAN RESOURCE CORPORATION, INC.
                           DECEMBER 31, 1995 AND 1994

                                                                              DECEMBER 31,
                                                                        -------------------------
                                                                           1995           1994
                                                                            AS             AS
                                                                         RESTATED       RESTATED
                                                                        ----------     ----------
ASSETS
Current assets:
  Cash and equivalents..............................................    $2,203,337     $2,520,841
  Receivables, net:
     Trade..........................................................        71,870        193,150
     Other..........................................................       468,939        405,812
  Inventories:
     Finished products..............................................       504,884         86,752
     Ore and in-process.............................................       618,611      1,007,984
     Supplies.......................................................       370,540        544,736
  Equity securities available for sale..............................    25,433,407         --
  Prepaids and other assets.........................................       225,579      1,140,424
                                                                        ----------     ----------
     Total current assets...........................................    29,897,167      5,899,699
                                                                        ----------     ----------
Property, plant and equipment:
  Mineral properties and mine development...........................    12,454,686     16,104,381
  Property, plant and equipment.....................................     7,861,165     16,467,735
  Accumulated depreciation, depletion and amortization..............    (4,113,883)    (5,716,723)
                                                                        ----------     ----------
     Net property, plant and equipment..............................    16,201,968     26,855,393
                                                                        ----------     ----------
Investments and other assets:
  Deferred financing cost...........................................        --            768,510
  Receivable from affiliated party..................................     3,370,515         --
  Other assets......................................................     1,275,016        979,500
                                                                        ----------     ----------
     Total investments and other assets.............................     4,645,531      1,748,010
                                                                        ----------     ----------
                                                                        $50,744,666    $34,503,102
                                                                        ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................................    $1,409,155     $2,427,981
  Accrued liabilities:
     Payroll and other compensation.................................       639,379        530,257
     Reclamation....................................................     2,195,567        209,933
     Income taxes payable...........................................        --             --
     Interest.......................................................       131,212        375,421
     Other..........................................................       952,896        821,107
  Current portion of long-term debt.................................     1,050,747      2,743,410
  Deferred taxes....................................................     2,658,844         --
  Other liabilities.................................................        --            154,000
                                                                        ----------     ----------
     Total current liabilities......................................     9,037,800      7,262,109
                                                                        ----------     ----------
Long-term liabilities:
  Long-term debt....................................................     2,000,000     13,229,761
  Reclamation and other.............................................     1,214,016      1,024,849
                                                                        ----------     ----------
     Total long-term liabilities....................................     3,214,016     14,254,610
                                                                        ----------     ----------
Commitments and contingencies.......................................
                                                                        ----------     ----------
Minority interest in subsidiaries...................................        --            564,754
                                                                        ----------     ----------
Shareholders' equity: (shares in 000's)
  Capital stock (authorized 25,000; issued 13,530 in 1996 and 1995;
     13,476 in 1994)................................................       135,299        134,764
  Other capital.....................................................    76,753,434     76,575,862
  Unrealized holding gain on equity securities available for sale,
     net of tax.....................................................    16,126,782             --
  Accumulated deficit...............................................    (54,522,665)   (64,288,997)
                                                                        ----------     ----------
     Total shareholders' equity.....................................    38,492,850     12,421,629
                                                                        ----------     ----------
                                                                        $50,744,666    $34,503,102
                                                                        ==========     ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                      AMERICAN RESOURCE CORPORATION, INC.
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                 YEARS ENDED DECEMBER 31,
                                                        ------------------------------------------
                                                           1995
                                                            AS            1994            1993
                                                         RESTATED      AS RESTATED     AS RESTATED
                                                        ----------     -----------     -----------
REVENUES AND OTHER INCOME:
Product sales.........................................  $9,057,440     $ 1,817,667     $ 5,078,880
Gain on sales of equity securities....................  24,869,741         --              --
Interest..............................................     534,119         199,380          10,030
Other income..........................................     579,190         230,940         536,795
                                                        ----------     -----------     -----------
                                                        35,040,490       2,247,987       5,625,705
                                                        ----------     -----------     -----------
COSTS AND EXPENSES:
Production costs......................................  12,677,273       6,385,566       8,023,238
Depreciation, depletion and amortization..............   4,038,899       1,694,908       3,706,351
General and administrative............................   5,654,294       5,583,165       6,179,721
Exploration...........................................   1,588,277       3,028,745       2,902,998
Amortization of deferred debt financing costs.........     376,944         478,268       2,013,058
Interest expense......................................   1,099,784       1,439,146       1,996,298
Litigation settlement.................................   2,430,704         --              --
Other expense.........................................     206,681         288,820         145,520
(Gain) loss on asset disposals........................    (308,376)        198,175         189,224
Write-downs of property, plant and equipment..........   3,732,407      16,786,531       1,208,644
Equity share of loss from investment in mining
  interests...........................................      --             --              549,155
                                                        ----------     -----------     -----------
                                                        31,496,887      35,883,324      26,914,207
                                                        ----------     -----------     -----------
Income (loss) before income taxes, extraordinary items
  and minority interest...............................   3,543,603     (33,635,337)    (21,288,502)
Income tax benefit (expense)..........................   6,024,808         --              --
                                                        ----------     -----------     -----------
Income (loss) before extraordinary items and minority
  interest............................................   9,568,411     (33,635,337)    (21,288,502)
EXTRAORDINARY ITEMS:
Equity share of gain on extinguishment of debt........      --             --              216,700
Loss on extinguishment of debt........................    (366,833)        --              --
                                                        ----------     -----------     -----------
Income (loss) before minority interest................   9,201,578     (33,635,337)    (21,071,802)
Minority interest share of loss.......................     564,754       4,266,869         --
                                                        ----------     -----------     -----------
Net income (loss).....................................  $9,766,332     $(29,368,468)   $(21,071,802)
                                                        ==========     ===========     ===========
PER SHARE AMOUNTS:
Income (loss) before extraordinary items and minority
  interest............................................  $     0.71     $     (2.89)    $     (4.03)
Equity share of gain on forgiveness of debt...........      --             --                 0.04
Loss on extinguishment of debt........................       (0.03)        --              --
Minority interest share of loss.......................        0.04            0.36         --
                                                        ----------     -----------     -----------
Net income (loss) per share...........................  $     0.72     $     (2.53)    $     (3.99)
                                                        ==========     ===========     ===========
Weighted average shares outstanding...................  13,518,728      11,621,799       5,287,545
                                                        ==========     ===========     ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                      AMERICAN RESOURCE CORPORATION, INC.
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                                          UNREALIZED HOLDING GAIN
                                         COMMON STOCK                                      ON EQUITY SECURITIES
                                    -----------------------      OTHER      ACCUMULATED     AVAILABLE FOR SALE,
                                     SHARES       AMOUNT        CAPITAL     DEFICIT (1)         NET OF TAX             TOTAL
                                    ---------   -----------   -----------   -----------   -----------------------   -----------
Balances, December 31, 1992.......  4,171,343   $    41,713   $25,972,298   $(13,848,727)       $                   $12,165,284
  Net loss (as restated)..........                                          (21,071,802)                            (21,071,802)
  Common stock issued.............  3,247,827        32,479    24,211,102                                            24,243,581
  Common stock subscriptions......                              1,458,873                                             1,458,873
  Equity financing costs..........                             (2,567,365)                                           (2,567,365)
                                    ---------   -----------   -----------   -----------   -----------------------   -----------
Balances, December 31, 1993
  (as restated)...................  7,419,170        74,192    49,074,908   (34,920,529)                             14,228,571
  Net loss (as restated)..........                                          (29,368,468)                            (29,368,468)
  Common stock issued.............  6,057,240        60,572    27,874,590                                            27,935,162
  Common stock subscriptions......                                 75,000                                                75,000
  Equity financing costs..........                               (448,636)                                             (448,636)
                                    ---------   -----------   -----------   -----------   -----------------------   -----------
Balances, December 31, 1994
  (as restated)...................  13,476,410      134,764    76,575,862   (64,288,997)                             12,421,629
  Net income (as restated)........                                            9,766,332                               9,766,332
  Common stock issued.............     53,512           535       177,572                                               178,107
  Unrealized holding gain on
    equity securities available
    for sale, net of tax..........                                                               16,126,782          16,126,782
                                    ---------   -----------   -----------   -----------   -----------------------   -----------
Balances, December 31, 1995
  (as restated)...................  13,529,922  $   135,299   $76,753,434   $(54,522,665)        16,126,782         $38,492,850
                                    =========   ===========   ===========   ===========   ======================    ===========

(1) Since emerging from bankruptcy on February 18, 1992.

   The accompanying notes are an integral part of the consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                      AMERICAN RESOURCE CORPORATION, INC.
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                               YEARS ENDED DECEMBER 31,
                                                                        ---------------------------------------
                                                                           1995          1994          1993
                                                                        AS RESTATED   AS RESTATED   AS RESTATED
                                                                        -----------   -----------   -----------
OPERATING ACTIVITIES:
  Net income (loss)...................................................  $ 9,766,332   $(29,368,468) $(21,071,802)
  Reconciliation to net cash used for operating activities:
    Depreciation, depletion and amortization..........................    4,038,899     1,694,908     3,706,351
    Amortization of deferred debt financing costs.....................      376,944       478,268     2,013,058
    Gain on sales of equity securities................................  (24,869,741)      --            --
    Write-downs of property, plant and equipment......................    3,732,407    16,786,531     1,208,644
    Minority interest share of loss...................................     (564,754)   (4,266,869)      --
    Loss on extinguishment of debt....................................      366,833       --            --
    Equity loss from investment in mining interests...................      --            --            332,455
    (Gain) loss on asset disposals....................................     (308,376)      198,175       189,224
    Loss on Central Bank bonds........................................      --            --            109,690
    Expenses paid by issuing common shares............................      --            --          1,595,132
    Effect of changes in operating working capital items:
      Receivables.....................................................     (151,728)      546,843       198,579
      Receivables-affiliated parties..................................      --            876,011    (1,650,578)
      Inventories.....................................................       54,941    (1,065,722)     (282,646)
      Deferred taxes..................................................   (6,024,808)      --            --
      Prepaids and other assets.......................................      812,847      (779,348)     (151,125)
      Accounts payable and accrued liabilities........................    1,813,628      (489,563)    1,303,218
                                                                        -----------   -----------   -----------
  Net cash used for operating activities..............................  (10,956,576)  (15,389,234)  (12,499,800)
                                                                        -----------   -----------   -----------
INVESTING ACTIVITIES:
  Additions to property, plant and equipment..........................   (3,539,542)   (9,324,117)   (5,852,637)
  Acquisitions, net of cash acquired..................................      --            --         (1,382,290)
  Sale of subsidiary, net of expenses and cash given..................     (268,694)      --            --
  Proceeds from sale of equity securities.............................   16,447,147       --            --
  Proceeds from joint ventures........................................    1,045,000       600,000       --
  Proceeds from bond maturities.......................................      --            --          1,545,183
  Proceeds from asset sales...........................................    1,526,188        27,308        33,825
  Increase in other long-term assets, net.............................     (848,955)     (372,111)     (291,076)
                                                                        -----------   -----------   -----------
  Net cash provided by/(used for) investing activities................   14,361,144    (9,068,920)   (5,946,995)
                                                                        -----------   -----------   -----------
FINANCING ACTIVITIES:
  Borrowings..........................................................    8,963,430    19,100,000    11,625,422
  Debt repayments.....................................................  (12,544,203)   (7,776,600)   (3,272,551)
  Proceeds from warrants exercised....................................      --            --          6,211,909
  Common stock issued.................................................      --         15,094,395     5,093,277
  Common stock issued by subsidiary...................................      --          3,021,000       --
  Common stock subscribed.............................................      --            --          1,458,873
  Deferred financing and other costs..................................     (141,299)   (3,001,177)   (3,178,317)
                                                                        -----------   -----------   -----------
  Net cash provided by/(used for) financing activities................   (3,722,072)   26,437,618    17,938,613
                                                                        -----------   -----------   -----------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS.......................     (317,504)    1,979,464      (508,182)
CASH INCREASE FROM CONSOLIDATION OF SUBSIDIARY........................      --             20,322       --
CASH AND EQUIVALENTS, BEGINNING OF THE PERIOD.........................    2,520,841       521,055     1,029,237
                                                                        -----------   -----------   -----------
CASH AND EQUIVALENTS, END OF THE PERIOD...............................  $ 2,203,337   $ 2,520,841   $   521,055
                                                                        ============= ============= =============

   The accompanying notes are an integral part of the consolidated financial statements.

                      AMERICAN RESOURCE CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: GENERAL

     American Resource Corporation, Inc. ("ARC" or the "Company") is a gold exploration and development company based in Greenbrae, California, with operations in Uruguay and Nevada. Results of operations from the Company's two operating mines have not been favorable and the Company is in the process of closing both mines. The emphasis of the Company's recent exploration and development activities has been on properties it controls in northern Uruguay. Management plans to continue with this emphasis in 1996 with the development of its wholly-owned San Gregorio gold mine project (the "San Gregorio Project"). The Company also produces a small amount of zeolite, an industrial minerals product, from a property it owns in Nevada.

     In prior years, due to the uncertainties regarding the Company's success of exploration, the ability to raise capital and to attain profitable operations in the future, the recovery of the Company's investments and its future as a going concern was not reasonably assured. During 1995, the Company significantly improved its liquidity and overall financial position with the proceeds from the sales of equity securities (see Note 5). In addition, the Company recently received a conditional commitment for a $25 million project gold loan facility; and received a preliminary commitment from private offshore investors for $8 million in convertible notes (see
     Note 16). Accordingly, management believes the uncertainty regarding the Company's ability to continue as a going concern no longer exists.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

     The Company's consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A summary of the Company's significant accounting policies follows:

     CONSOLIDATION

     The consolidated financial statements include the Company, its subsidiaries and their undivided interests in joint ventures after elimination of intercompany accounts. Undivided interests in joint ventures are reported using pro-rata consolidation which includes the Company's proportionate share of assets, liabilities, income and expenses. Investments in less than 50 percent owned entities over which the Company exercises significant influence are reported using the equity method of accounting.

     EXPLORATION

     Exploration property acquisition costs are capitalized. Acquisition costs of an exploration property determined not to be economically feasible are expensed in the period management makes that determination. Exploration costs are expensed as incurred until it is established that a property has mineral reserves which can be recovered economically; exploration costs incurred thereafter are capitalized.

     MINERAL PROPERTIES AND MINE DEVELOPMENT COSTS

     Mineral property acquisition costs are capitalized. Mine development costs, including those incurred in advance of commercial production and those incurred to expand capacity of existing mines, are capitalized. Mine development costs incurred to maintain production at existing mines are expensed as incurred. Depletion and amortization expense related to capitalized mineral properties and mine development costs is computed using the units-of-production method based on proven and probable reserves.

     PLANT AND EQUIPMENT

     Plant and equipment are recorded at cost. Depreciation of major plant facilities, including capitalized interest, is computed using the units-of-production method based on proven and probable reserves. Depreciation of other plant and equipment is computed using straight-line or accelerated methods over the estimated lives of

                      AMERICAN RESOURCE CORPORATION, INC.

     the assets (three to ten years). Amortization of assets acquired through capitalized leases is included in depreciation, depletion and amortization expense. Costs of normal maintenance and repairs are expensed as incurred.

     RECLAMATION COSTS

     Costs expected to be incurred for reclamation are estimated using current environmental and regulatory requirements and are expensed over the estimated life of the property, principally using the units-of-production method.

     PROPERTY EVALUATION

     Recoverability of investments in mineral properties and related plant and equipment is periodically evaluated. The Company evaluates operating properties utilizing estimated future cash flows from proven and probable reserves based on current and projected estimates of production and reclamation costs and metals prices, and capital requirements. Evaluation of non-operating properties incorporates the use of estimates of expected development costs of known mineralization, costs to hold the property, future capital cost estimates to bring the property into production and expected production costs and metals prices. Future costs and metals prices are estimated using historical and current information as a basis for the projections. Investments in mineral properties in excess of expected future net cash flows that are deemed to be other than temporary are written off when that determination is made. Properties which have not been explored or evaluated sufficiently to determine whether development of the property is economically feasible, are carried at original cost. When the Company makes a decision to abandon a property, a write-down is recorded to reflect management's best estimate of the net realizable value of the assets and an accrual for estimated reclamation and closure costs is recorded.

     INVENTORIES

     Gold, zeolite and supplies inventories are stated at the lower of cost or market and are valued using average costs.

     CASH EQUIVALENTS

     Cash equivalents include all highly liquid investments with a maturity of three months or less at the date of purchase.

     INVESTMENTS IN EQUITY SECURITIES

     Equity securities available for sale include equity securities not classified as either held to maturity or trading securities. The Company's equity securities available for sale are carried at estimated fair value based on the closing market price quoted on the applicable exchange for the Northern Orion shares. (Prior to listing on the Toronto Stock Exchange in February 1996, Northern Orion shares were only listed on the Vancouver Stock Exchange.) Unrealized gains and losses from equity securities available for sale are excluded from earnings and reported as a separate component of shareholders' equity (see Note 4 and Note 5).

     DEFERRED FINANCING COSTS

     Costs incurred in obtaining financing through the issuance of promissory notes are amortized and expensed over the life of the note. The unamortized portion of deferred financing costs for convertible promissory notes that are converted into common stock are charged to contributed capital. Costs incurred to issue common stock through private placements are charged to other capital.

     FOREIGN CURRENCY

     The US dollar is the Company's functional and reporting currency. All significant transactions of foreign subsidiaries are recorded in US dollars and accordingly, the resulting foreign exchange gains and losses, if any, are negligible.

                      AMERICAN RESOURCE CORPORATION, INC.

     NET INCOME (LOSS) PER SHARE

     The number of shares used to calculate per share information for the periods presented are based on the weighted average number of common shares and common share equivalents outstanding during each period.

     RECLASSIFICATION

     Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform to the current period financial statement presentation.

NOTE 3: PRIOR PERIOD ADJUSTMENTS

     During the third quarter of 1995, the Company's new management became aware of certain aspects of several transactions entered into by the Company under its former management and began a review and investigation of these transactions and the relationships between former management and the counterparties to such transactions. Due to the relationships of certain of the parties referred to below with the Company, the Company's former management or other affiliates, terms of certain of the transactions below may not have been the same as those that would have resulted from transactions among wholly-unrelated parties. New management believes that none of these matters will materially affect the Company's consolidated financial statements, since all of these transactions have been reflected in the Company's results of operations as of December 31, 1995, and management believes that the ultimate resolution of a claim made by Mr. Gasser in January 1996 (see Note 16) will not have a material adverse effect on the Company's consolidated financial statements.

     The Company has established that certain aspects of these prior years' transactions require the Company to restate prior period consolidated financial statements and to include additional disclosures regarding the affiliations certain parties had with the Company, the Company's former management or other affiliates.

     FINANCIAL STATEMENT RESTATEMENT: Depreciation, depletion and amortization expense of the Company's Mahoma project in southern Uruguay reflected in prior period consolidated financial statements was not computed correctly. Also, results of the Company's evaluation of its recoverability of the December 31, 1994 net book value and estimated reclamation costs for the Mahoma project were not correctly reflected. The effect of the restatements for these errors is summarized below:

                                              DECEMBER 31, 1994                 DECEMBER 31, 1993
                                        -----------------------------     -----------------------------
                                        AS PREVIOUSLY                     AS PREVIOUSLY
                                          REPORTED        AS RESTATED       REPORTED        AS RESTATED
                                        -------------     -----------     -------------     -----------
    Write-downs of property, plant
      and equipment..................    $ 13,159,186     $16,786,531      $  1,208,644     $ 1,208,644
    Depreciation, depletion and
      amortization expense...........       1,633,690       1,694,908         1,757,056       3,706,351
    Production costs.................       6,355,666       6,385,566         7,644,138       8,023,238
    Net loss.........................     (25,650,005)    (29,368,468)      (18,743,407)    (21,071,802)
    Net loss per share...............           (2.21)          (2.53)            (3.55)          (3.99)
    Accumulated deficit..............     (58,242,139)    (64,288,997)      (32,592,134)    (34,920,529)

                      AMERICAN RESOURCE CORPORATION, INC.

     Due to the restatement of property, plant and equipment and depreciation, depletion and amortization, net deferred tax assets at December 31, 1994 and December 31, 1993 have also been restated. The net deferred tax assets after valuation allowance as previously reported and as restated are comprised of the following:

                                                  DECEMBER 31, 1994               DECEMBER 31, 1993
                                             ----------------------------    ----------------------------
                                             AS PREVIOUSLY                   AS PREVIOUSLY
                                               REPORTED       AS RESTATED      REPORTED       AS RESTATED
                                             -------------    -----------    -------------    -----------
    Deferred tax assets
      Mineral property write-downs..........  $  6,486,593    $ 7,314,808     $  2,304,256    $ 2,558,899
      Tax loss carryforwards................    14,986,097     14,986,097        7,787,069      7,787,069
      Allowance for bad debt................        17,550         17,550           17,550         17,550
                                             -------------    -----------    -------------    -----------
                                                21,490,240     22,318,455       10,108,875     10,363,518
    Deferred tax liabilities................       (43,421)       (43,421)          (1,983)        (1,983)
                                             -------------    -----------    -------------    -----------
    Net deferred tax assets.................    21,446,819     22,275,034       10,106,892     10,361,535
    Valuation allowance.....................   (21,446,819)   (22,275,034)     (10,106,892)   (10,361,535)
                                             -------------    -----------    -------------    -----------
    Net deferred tax assets after valuation
      allowance.............................  $   --          $   --          $   --          $   --
                                               ===========    ===========      ===========    ===========

                      AMERICAN RESOURCE CORPORATION, INC.

     Geographic information as previously reported and as restated is as follows:

                                                  DECEMBER 31, 1994               DECEMBER 31, 1993
                                             ----------------------------    ----------------------------
                                             AS PREVIOUSLY                   AS PREVIOUSLY
                                               REPORTED       AS RESTATED      REPORTED       AS RESTATED
                                             -------------    -----------    -------------    -----------
    Revenues:
      U. S..................................  $  1,691,278    $ 1,691,278     $  1,998,938    $ 1,998,938
      South America.........................       556,709        556,709        3,626,767      3,626,767
                                             -------------    -----------    -------------    -----------
                                              $  2,247,987    $ 2,247,987     $  5,625,705    $ 5,625,705
                                               ===========    ===========      ===========    ===========
    Operating loss: (1)
      U. S..................................  $(15,837,076)   $(15,837,076)   $ (1,801,070)   $(1,801,070)
      South America.........................    (7,010,188)   (10,728,652)      (6,970,987)    (9,299,382)
                                             -------------    -----------    -------------    -----------
                                              $(22,847,264)   $(26,565,728)   $ (8,772,057)   $(11,100,452)
                                               ===========    ===========      ===========    ===========
    Identifiable assets:
      U. S..................................  $ 13,815,708    $13,815,708     $ 27,495,158    $27,495,158
      South America.........................    26,325,252     20,687,394       10,119,302      8,170,006
                                             -------------    -----------    -------------    -----------
                                              $ 40,140,960    $34,503,102     $ 37,614,460    $35,665,164
                                               ===========    ===========      ===========    ===========
    Exploration:
      U. S..................................  $    168,816    $   168,816     $    287,471    $   287,471
      South America.........................     2,859,929      2,859,929        2,615,527      2,615,527
                                             -------------    -----------    -------------    -----------
                                              $  3,028,745    $ 3,028,745     $  2,902,998    $ 2,902,998
                                               ===========    ===========      ===========    ===========
    Depreciation, depletion and
      amortization:
      U. S..................................  $    760,761    $   760,761     $    265,905    $   265,905
      South America.........................       872,929        934,147        1,491,151      3,440,446
                                             -------------    -----------    -------------    -----------
                                              $  1,633,690    $ 1,694,908     $  1,757,056    $ 3,706,351
                                               ===========    ===========      ===========    ===========
    Additions to property, plant and
      equipment:
      U. S..................................  $  5,397,107    $ 5,397,107     $  2,802,279    $ 2,802,279
      South America.........................     3,927,010      3,927,010        9,007,723      9,007,723
                                             -------------    -----------    -------------    -----------
                                              $  9,324,117    $ 9,324,117     $ 11,810,002    $11,810,002
                                               ===========    ===========      ===========    ===========

     (1) The Company also incurred net corporate and other costs amounting to $7,069,609 and $10,188,050 in 1994 and 1993, respectively.

     DISCLOSURE RELATED TO TRANSACTIONS ENTERED INTO BY FORMER MANAGEMENT: A summary of the transactions reviewed and investigated by new management and the additional disclosures is presented below:

                      AMERICAN RESOURCE CORPORATION, INC.

     TAROT TRANSACTION: Tarot Financial Investments, Inc. ("Tarot"), a Panamanian holding company, entered into a purchase contract with Bond Gold Limited ("Bond Gold") on January 22, 1992 to acquire all the outstanding shares of the capital stock of Compania Minera de San Jose de Uruguay, a Cayman Islands corporation ("CMSJ CI") (the "CMSJ Purchase Contract"), which in turn controlled its wholly-owned subsidiary, Compania Minera de San Jose, a Uruguayan corporation ("CMSJ SA"). CMSJ SA either directly or through one or more subsidiaries, owned the Mahoma mine property, mineral exploration lands and other facilities and equipment in southern Uruguay. On January 31, 1992, the Company entered into an option agreement (the "Tarot Transaction") to purchase all the outstanding shares of the capital stock of Tarot (the "Tarot Shares") with Mr. Hansueli Gasser. Mr. Gasser represented himself to the Company as the owner of the Tarot Shares. The Tarot Transaction required the delivery of 1,000,000 shares of the Company's common stock to Mr. Gasser or his designees and the delivery of the Tarot Shares to the Company (see Note 16). Mr. Gasser ultimately requested the shares of the Company's common stock to be designated as follows:

                                                                                     COMMON SHARES
                                                                                     -------------
    Dellwood Holdings Ltd..........................................................      255,000
    Belgrove Holdings Ltd..........................................................      220,000
    Rayka Holdings Ltd.............................................................      260,000
    Aramorfa, S.A..................................................................      265,000
                                                                                     -------------
                                                                                       1,000,000
                                                                                     ============

     The Company placed a value of $5 million ($5.00 per share) on the shares to be issued to Mr. Gasser or his designees and capitalized this amount as a direct acquisition cost of Tarot. This value was determined by former management using an approximate discount rate of 50 percent on the then current share price of the Company's unrestricted common stock. None of the 1,000,000 shares of the Company's common stock were delivered to Mr. Gasser or his designees in 1992, and Mr. Gasser did not deliver the Tarot Shares to the Company. During 1993 or 1994, 475,000 shares of the Company's common stock were delivered by the Company to Mr. Gasser registered in the names of Dellwood Holdings Ltd. ("Dellwood") and Belgrove Holdings Ltd. As of February 26, 1996, 525,000 shares remain in the Company's possession and the Tarot Shares have not been received by the Company. The Company has not restricted the voting (or other shareholder rights) for these 525,000 shares, and has told Mr. Gasser it is prepared and willing to deliver them to Mr. Gasser upon receipt of the Tarot Shares.

     Since February 1992, the Mahoma Mine and all other CMSJ SA assets have been in the care, custody and control of the Company, and the Company has at all times dealt with CMSJ SA as its owner. The Company has performed all of the obligations of Tarot under the CMSJ Purchase Contract, has in its possession the CMSJ SA bearer shares and has been at full economic risk for the mining operations, including reclamation liabilities. New management has been actively trying to conclude this transaction since August 1995. The CMSJ SA results of operations, which have been a loss for each year since the Company entered into the Tarot Transaction, have been included with the Company's consolidated results of operations (see Note 16).

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

     In January 1992, Woodhill assigned the agreement, subject to the Company's rights, to Harris Mining, Ltd. ("Harris"). On February 18, 1992, the Company exercised its option by issuing to Harris a $1 million short-term note payable and to Harris designees 1,000,000 shares of its common stock and 1,000,000 warrants to purchase an additional 1,000,000 shares of the Company's common stock at $10.00 per share, exercisable at any time on or before February 28, 1997. Former management placed a value of $5 million ($5.00 per share) on the shares to be issued to Harris or its designees, determining this value by using an approximate discount

                      AMERICAN RESOURCE CORPORATION, INC.

     rate of 50 percent on the then current share price for the Company's unrestricted common stock, and capitalized the approximate $6.5 million of consideration to Woodhill and Harris as a direct acquisition cost of its interest in Goldfield. In February 1993, in consideration for retiring the short-term note payable of $1 million plus accrued interest of 10 percent per annum, the Company issued 109,300 shares of the Company's restricted common stock.

     In November 1993, the Company reduced the exercise price of the warrants to $7.50 each. In 1992, the Company recorded a $5.7 million write-down of its investment in Goldfield. American Pacific Minerals Ltd. ("APML") increased its interest in the Goldfield mine from 50 percent to 100 percent in 1994 and the Company recorded a $12 million write-down of its investment in Goldfield that same year (see Note 7).

     The 1,000,000 shares of the common stock were issued to Harris designees as follows:

                                                                                     COMMON SHARES
                                                                                     -------------
    Dellwood Holdings Ltd..........................................................      180,000
    Belgrove Ltd...................................................................      185,000
    Hillsborough Investments Ltd...................................................      175,000
    Pasco Holdings Ltd.............................................................      150,000
    Fabry SA.......................................................................      175,000
    Clearview Ltd..................................................................      135,000
                                                                                     -------------
                                                                                       1,000,000
                                                                                     ============

     The 1,000,000 warrants were issued to Harris designees as follows:

                                                                                       WARRANTS
                                                                                     -------------
    Harris Mining, Ltd.............................................................      190,000
    Parkgate Properties Ltd........................................................      180,000
    Guyane Investments Ltd.........................................................       75,000
    Clearview Ltd..................................................................       55,000
    Valois Holdings, Ltd...........................................................      175,000
    Rona Investments...............................................................      150,000
    Theodore Holdings Ltd..........................................................      175,000
                                                                                     -------------
                                                                                       1,000,000
                                                                                     ============

     DELLWOOD DEBT: On September 10, 1993, the Company received $800,000 in cash from Dellwood. Ten days later, $500,000 of this amount was repaid to Dellwood through New World Trust and the remaining $300,000 plus accrued interest was recorded as a note due on demand until it was paid in February 1996 (see Note 16).

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

                                                                                     COMMON SHARES
                                                                                     -------------
    Mike Schwabe...................................................................       12,500
    Jack Crawford..................................................................        5,000
    George Young...................................................................       10,000
    Tony Healey....................................................................       10,000
    Stephen Everett................................................................       12,500
                                                                                        --------
                                                                                          50,000
                                                                                        --------
                                                                                        --------

                      AMERICAN RESOURCE CORPORATION, INC.

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

NOTE 4: FINANCIAL INSTRUMENTS

     The carrying and fair value of the Company's financial instruments at December 31, 1995 were as follows:

                                                                        CARRYING VALUE     FAIR VALUE
                                                                        --------------     ----------
    Cash equivalents................................................      $1,649,084       $1,649,084
    Equity securities available for sale............................      25,433,407       25,433,407
    Bond with State of Nevada.......................................         973,000          973,000
    Receivable from APM U.S.A.......................................       3,370,515        3,370,515
    Long-term debt..................................................       3,050,747        3,050,747

     The carrying value of cash equivalents and the certificate of deposit held as a bond with the State of Nevada for the Goldfield reclamation approximate fair value due to the short maturity of the instruments. The fair value of the receivable from American Pacific Minerals (USA) Inc. ("APM U.S.A.") is based on management's

                      AMERICAN RESOURCE CORPORATION, INC.

     estimate of the fair market value of the underlying security (see Note 6). The fair value of the long-term debt is based on borrowing rates currently available to the Company for debt with similar terms.

     Equity securities available for sale represent the Company's investment in unregistered shares of Northern Orion (see Note 5). The estimated fair value is based on the closing market price of the Northern Orion shares quoted on the Vancouver Stock Exchange on December 31, 1995.

     The Company does not acquire or issue derivative financial instruments.

NOTE 5: ACQUISITION OF NORTHERN ORION SHARES AND EQUITY SECURITIES AVAILABLE FOR SALE

     ACQUISITION OF NORTHERN ORION SHARES

     In June 1995, the Company sold to Northern Orion, a Canadian company which is a majority-owned subsidiary of Miramar Mining Corporation ("Miramar"), the Company's wholly-owned subsidiary, Recursos Americanos Argentinos ("RAA"), which held the Company's Argentine properties, in exchange for fifteen million unregistered shares of Northern Orion. Under the terms of the transaction, in June 1996 Northern Orion will use its best efforts to qualify the Company's remaining Northern Orion shares for resale by a secondary offering in Canada. No gain was recorded on the sale of RAA, since Northern Orion has limited prior operations and realization of the gain is dependent upon future operations of Northern Orion and the Company's ability to sell the shares. Accordingly, the investment in Northern Orion shares was recorded at the historical carrying value of RAA of $1.2 million.

     The Company recognizes gains in income as the Northern Orion shares are converted to cash. The Northern Orion shares acquired are presented as equity securities available for sale (see below). Separately, Miramar agreed to lend the Company $10 million (Canadian). In August 1995, amounts due Miramar under the loan facility were repaid, and the loan facility was terminated. During 1995, the Company sold approximately 6.9 million shares of Northern Orion stock for approximately $26 million and recorded gains of $24.9 million on these sales. At December 31, 1995, the Company held approximately 8.1 million shares of Northern Orion stock. During January and February 1996, the Company sold an additional 2.7 million shares of Northern Orion for approximately $13.2 million. No gain has been recorded in the 1995 Consolidated Statement of Operations for the 1996 sales.

     EQUITY SECURITIES AVAILABLE FOR SALE AT DECEMBER 31, 1995

     At December 31, 1995, the investment in unregistered shares of Northern Orion are carried at estimated fair value based on the closing market price quoted on the Vancouver Stock Exchange for registered Northern Orion Shares. Unrealized holding gains represent the excess of estimated fair value over historical carrying value.

                                                                                   DECEMBER 31, 1995
                                                                                   -----------------
    Fair value of Northern Orion shares........................................       $25,433,407
    Historical carrying value..................................................          (622,973)
                                                                                   -----------------
    Gross unrealized holding gain on equity securities available for sale......        24,810,434
    Less deferred taxes........................................................         8,683,652
                                                                                   -----------------
    Net unrealized holding gain on equity securities available for sale........       $16,126,782
                                                                                    =============
    Number of Northern Orion shares held.......................................         8,099,811
    Closing market price.......................................................             $3.14
                                                                                   -----------------

     During 1996, management reassessed the accounting for these equity securities available for sale at historical cost and restated the December 31, 1995 financial statements to present the Northern Orion shares and unrealized holding gains on equity securities available for sale, net of deferred income taxes, as disclosed above. In addition, management restated net deferred tax assets at December 31, 1995 to reflect projected utilization

                      AMERICAN RESOURCE CORPORATION, INC.

     of net operating loss carryforwards to offset estimated future taxable income from the sale of the remaining Northern Orion shares (see Note 9). The effect of the restatements is summarized below:

                                                                             DECEMBER 31, 1995
                                                                        ----------------------------
                                                                        AS PREVIOUSLY
                                                                          REPORTED       AS RESTATED
                                                                        -------------    -----------
    Equity securities available for sale.............................    $    622,973    $25,433,407
    Deferred tax asset (liability), net..............................       2,618,495     (2,658,844)
    Unrealized holding gain on equity securities available for sale,
      net of tax.....................................................        --           16,126,782
    Income tax benefit...............................................       2,618,495      6,024,808
    Net income.......................................................       6,360,019      9,766,332
    Net income per share.............................................            0.47           0.72
    Accumulated deficit..............................................     (57,928,978)   (54,522,665)

NOTE 6: AMERICAN PACIFIC MINERALS, LTD.

     In December 1995, the Company sold its 78 percent interest in APML to an unrelated party, Michael J. Savage, acting for himself and as agent for certain other principals ("Savage"), for $40,000 and the conversion of existing intercompany debt of APML and APM U.S.A. to the Company into a note. APML owns, through its subsidiary company, APM U.S.A. the Goldfield mining properties located near Goldfield, Nevada. Pursuant to an operator and service agreement, the Company will continue to manage the Goldfield properties for APM U.S.A. Additionally, the Company will continue to be obligated to advance APM U.S.A. funds for the costs related to the closure and reclamation of the Goldfield mine (see Note 7). The Company also assumed $2 million of convertible notes of APML due serially in December 1997, 1998 and 1999.

     The Company's advances to APM U.S.A. for the Goldfield closure and reclamation, as well as APM U.S.A.'s pre-existing obligations to the Company, are secured by the assets and stock of APM U.S.A. and are due December 29, 1996. The December 31, 1995 receivable from APM U.S.A. was written down to approximately $3.4 million, and reflects management's best estimate of the fair value of the security interest, including approximately $2.9 million for mineral properties and $500,000 for plant and equipment and working capital.

     Except for the sale of APML to Savage, all transactions between the Company and APML during 1995 and 1994 were eliminated in consolidation. APML revenues, costs and expenses and net loss included in the Company's 1995 Consolidated Statement of Operations are approximately $3.8 million, $12.2 million and $8.4 million, respectively. During 1995, losses applicable to the minority interest of APML exceeded the minority's interest in the equity capital of APML. Losses applicable to the minority interest and charged against the Company's interest during 1995 were approximately $1.3 million.

     In February 1995, stock options to purchase 60,000 common shares of APML were exercised at $0.35 per share by a third party for $21,000 in cash. In May 1995, the Company acquired an additional 6,956,522 shares of APML for $3 million.

     Prior to February 1994, the Company made certain payments on behalf of APML and made additional contributions to Goldfield on behalf of APML. The Company also borrowed amounts from APML. In February 1994, the net advances to and on behalf of APML were repaid to the Company and the Company sold its fifty percent interest in Goldfield to APML in exchange for 12 million shares of APML common stock. The Company also purchased an additional 12 million shares increasing its interest in APML to approximately 74 percent. The increase in ownership required consolidation of APML, which previously was reported as an equity investment in mining interests.

NOTE 7: WRITE-DOWNS OF PROPERTY, PLANT AND EQUIPMENT

     MAHOMA: In June 1995, minable mineralized material at the Mahoma Mine in southern Uruguay was exhausted and the Company's exploration drilling along strike extension to the known mineralized zones also failed to define economic mineralization. Exploration activities focused on identifying alternative sources of

                      AMERICAN RESOURCE CORPORATION, INC.

     mill feed for the Mahoma plant within a reasonable transportation distance. The Company identified high grade minable resources at Cerro San Carlos with sufficient tonnage to sustain operations of the Mahoma plant for a limited time, but not enough to justify the expenditures required to bring the exploration properties to exploitation status under the Uruguayan Mining Code and justify additional capital expenditures to increase the capacity of the tailings dam.

     Management decided in the third quarter of 1995 to cease milling operations at the Mahoma plant by year-end 1995, when the limited reserves at Cerro San Carlos would be exhausted and commence reclamation activities. Operations were discontinued in early February 1996 and reclamation activities were started. The activities, including re-contouring, mulching and seeding, are expected to be completed in 1997.

     Based on these decisions, a charge of $2.8 million was recorded in 1995, including $2.2 million to write-down the Mahoma plant and facilities to net realizable value and $0.6 million for anticipated closure cost and reclamation activities. Net realizable value was determined by a third party valuation of the main processing plant and management's estimates of current selling prices for the assets to be transferred to and used for the Company's San Gregorio Project. The net book value of the Mahoma plant and facilities and related assets at December 31, 1995 is $4.5 million. As disclosed in Note 3, a write-down of the Mahoma project is reflected in the 1994 Consolidated Statement of Operations based on estimated recoverable amounts at that time.

     GOLDFIELD: During the first half of 1995, due to ore characteristics that made economic gold recovery unattainable with the Company's current process, gold production from the Goldfield operation was significantly below planned levels and the mine operated at a loss. The Company's management recommended to the Board of Directors of its then-subsidiary, APML, that the operations be closed in an orderly manner and that reclamation activities be commenced. The mine closure was approved by the APML Board of Directors and in July 1995, mining operations ceased. Crushing and stacking of ore on the leach pad continued until September 1995 with ore sourced from that already exposed within the open pits and from existing stockpiles. Leaching of ore on the pad is expected to continue into the second or third quarter of 1996, at which time rinsing of the pad is expected to commence.

     A severance charge of $100,000 for work force reductions was recorded in the third quarter of 1995. A charge of $1.6 million for reclamation and closure costs was recorded in the fourth quarter of 1995 to increase the accrual at December 31, 1995 to $2.3 million. As part of the agreement with APM (USA), ARC is committed to advance APM (USA) funds for the costs related to the closure and reclamation. ARC manages Goldfield under an operator and service agreement. Prior to using its own funds, ARC will use expected proceeds from sales of gold obtained in the reclamation process to pay for the costs related to the closure and reclamation. Thus, the reclamation accrual is net of estimated recoveries of $1.3 million from expected sales of gold to be obtained from reclamation activity. Based on management's analysis of the required closure activities at Goldfield and preliminary discussions with the State of Nevada, the reclamation and closure accrual is considered adequate to provide for the anticipated work to be performed. The Company has deposited a bond with the State of Nevada, in the form of a certificate of deposit for $973,000, redeemable as phases of reclamation work are completed and approved by the State of Nevada authorities. This bond is included with Other Assets in the December 31, 1995 Consolidated Balance Sheet. As the reclamation work and discussions with the State of Nevada proceed, additional deposits may be required.

     During April 1994, the Company entered into a mining venture agreement with Kennecott Exploration Company ("Kennecott") to explore and if feasible, develop and mine certain Goldfield properties. Pursuant to that agreement, Kennecott was to receive a 60 percent interest in a joint venture with the Company upon spending $3.5 million to explore mineral claims adjacent to the Goldfield mine. In February 1996, Kennecott informed the Company that it had decided to no longer explore the mineral claims or participate in the mining venture agreement.

     Based on projected costs of the Goldfield mine closure and results of Kennecott's 1995 exploration activities and to reflect management's best estimate of net realizable value of the remaining mineral properties and plant and equipment, the Company recorded a $1.1 million write-down in the third quarter of 1995. In 1994, based

                      AMERICAN RESOURCE CORPORATION, INC.

     on the Company's assessment of the recoverable value of its investment in the Goldfield mine, a write-down of $12 million was recorded. The write-down was based on estimated net future cash flows using revised ore reserve estimates and current sales prices and operating costs.

NOTE 8: LONG-TERM DEBT

     During 1995, payments to reduce long-term debt were $12.5 million, including $9.8 million with proceeds received from the sale of Northern Orion shares (see Note 5). In addition, other debt in the amount of $9.3 million was redeemed in exchange for 4.5 million Northern Orion shares. Early redemption of this debt resulted in the write-off of certain deferred financing costs and the recognition of an extraordinary loss of $525,816. The Company's new long-term debt borrowings were $8.9 million during 1995.

     In 1994, the Company suspended installment payments for a $300,000 note payable to Compania Minera Aguilar SA ("Aguilar") due to a dispute the Company had with Aguilar over mining rights the Company had acquired from Aguilar in 1992. In August 1995, the Company reached an agreement with Aguilar whereby Aguilar forgave $150,000 of the $300,000 note payable. An extraordinary gain of $158,983 was recorded in the third quarter of 1995 to reflect the August 1995 agreement. This gain is reflected on the Consolidated Statement of Operations net of the extraordinary loss recorded on the early debt redemption discussed above.

     In December 1995, in conjunction with the Company's sale of APML, the Company assumed $2 million of convertible notes of APML, due serially in December 1997, 1998 and 1999. In January 1996, the terms of the convertible notes were amended to provide for the mandatory conversion into ARC common stock at a price of $5.50 per share upon the completion of the proposed merger with Rea Gold by June 30, 1996 (see Note 16). If the merger is not completed by June 30, 1996, the principal will be paid at maturity in cash, or at the option of the note holder, be converted at any time thereafter until maturity into ARC common stock at a price that is 90 percent of the average price for the common stock during the thirty days preceding notice of conversion.

     Long-term debt consists of the following:

                                                                               DECEMBER 31,
                                                                         ------------------------
                                                                           1995           1994
                                                                         ---------     ----------
    10% convertible notes (at $5.50 per share), due serially in
      December 1997, 1998 and 1999...................................    $2,000,000    $2,000,000
    4.5% plus LIBOR installment purchase contract due in equal quarterly installments through November 1996 secured by
      equipment......................................................      639,103      1,339,399
    10% demand note to Dellwood......................................      300,000        300,000
    12% (imputed) note, secured by 100% of the shares of Brimol SA:
      Due in two $50,000 installments, February 1996 and.............       --             --
      August 1996....................................................       91,517         --
      Due in three $100,000 installments, March 1993, 1994 and
         1995........................................................       --            237,394
    6.85% note due in four $50,000 annual installments...............       --             90,589
    10% to 11% convertible notes.....................................       --          6,600,000
    8% convertible secured note......................................       --          3,500,000
    10% convertible secured notes due December 1994..................       --            200,000
    12% (imputed) notes secured by CMSJ SA shares due in five
      installments, February 1993 through August 1995................       --            914,747
    Notes due local suppliers........................................       20,127         --
    Capital lease obligations........................................       --            791,042
                                                                         ---------     ----------
    Total............................................................    3,050,747     15,973,171
      Less: current portion..........................................    (1,050,747)   (2,743,410)
                                                                         ---------     ----------
    Long-term debt...................................................    $2,000,000    $13,229,761
                                                                         =========     ==========

                      AMERICAN RESOURCE CORPORATION, INC.

     Long-term debt maturities for the five years ending December 31, 2000 for debt outstanding at December 31, 1995 are as follows:

    1996..........................................................................    $1,050,747
    1997..........................................................................       666,666
    1998..........................................................................       666,667
    1999..........................................................................       666,667
    2000..........................................................................        --
                                                                                      ----------
                                                                                      $3,050,747
                                                                                      ==========

NOTE 9: INCOME TAXES

     Statement on Financial Accounting Standards No. 109 requires an asset and liability approach for financial accounting and reporting for income taxes. If based on the weight of available evidence, it is more likely than not that some or all of a deferred tax asset will not be realized, a valuation allowance for that portion is recorded. The December 31, 1995 deferred tax balance has been restated (see Note 5). In addition, the December 31, 1994 and December 31, 1993 deferred tax asset balances have been restated (see
     Note 3).

     Deferred tax assets and liabilities at December 31, 1995 are comprised of the following (as restated):

    Deferred tax assets
      Net operating loss carryforwards (NOL's)
         U.S. federal and state..................................................    $12,289,603
         Foreign.................................................................      6,073,144
      Net property, plant and equipment..........................................      3,204,464
      Investment in equity securities............................................      1,189,178
      Receivable from APM U.S.A..................................................        321,950
      Other......................................................................      1,078,381
                                                                                     -----------
      Total deferred tax assets..................................................     24,156,720
      Valuation allowance........................................................    (18,131,912)
                                                                                     -----------
    Deferred tax assets, net of valuation allowance..............................      6,024,808
                                                                                     ===========
    Deferred tax liability
      Unrealized holding gain on equity securities available for sale............     (8,683,652)
                                                                                     -----------
    Net deferred tax liability...................................................    $(2,658,844)
                                                                                     ===========

     Deferred tax assets are recorded on the basis of separate tax jurisdictions. The net deferred tax asset of $6.0 million at December 31, 1995 has been recognized as an income tax benefit based on management's projected utilization of NOL's to offset estimated future taxable income from the sale of the remaining Northern Orion shares, net of estimated operating losses in 1996. At December 31, 1995, 8.1 million shares of Northern Orion were held with an estimated fair value of $25.4 million, based on the closing market price quoted on the Vancouver Stock Exchange for registered Northern Orion shares (see Note 5). The deferred tax liability of $8.7 million represents the taxes on the unrealized holding gain on the Northern Orion Shares at December 31, 1995. The related tax effect is presented as an offset to the separate component of shareholders' equity for unrealized holding gain on equity securities available for sale (see Note 5). The decrease in the valuation allowance of $4.1 million during 1995 is primarily due to management's projected utilization of NOL's as discussed above.

     At December 31, 1995, the Company had U.S. federal and state NOL's of approximately $37 million available to offset future U.S. taxable income and approximately $20 million Uruguayan NOL's available to offset future Uruguayan taxable income. Approximately $6.5 million of the U.S. federal NOL's were incurred prior to the

                      AMERICAN RESOURCE CORPORATION, INC.

     Company emerging from bankruptcy on February 18, 1992. Due to ownership changes, approximately $8 million of the U.S. federal NOL's are subject to restrictions. Such restrictions generally limit the Company to using a portion of the NOL's existing at the date of the ownership changes, based on the fair market values of the Company's stock immediately before the ownership changes. The Uruguayan NOL's are limited to utilization by the company which generated the loss and expire three years from the year incurred. Due to the limited carryforward period of NOL's created by the Company's Uruguayan subsidiaries, management believes that these NOL's may expire before they can be utilized. Accordingly, a full valuation allowance for the Uruguayan NOL's has been recorded.

     A summary of the NOL's and years of expiration follows:

                                                                        U.S. FEDERAL
                                                                         AND STATE        URUGUAY
                                                                        ------------     ----------
    1996............................................................     $   243,300     $7,332,175
    1997............................................................         626,105      3,199,901
    1998............................................................         688,106      9,711,738
    1999............................................................         438,281         --
    2000............................................................         562,162         --
    2001-2010.......................................................      34,302,349         --
                                                                        ------------     ----------
    Total...........................................................     $36,860,303     $20,243,814
                                                                          ==========     ==========

     Income/(loss) before taxes, extraordinary items and minority interest for the year ended December 31, 1995 from U.S. and foreign operations was $9,259,317 and $(5,715,714), respectively.

NOTE 10: SHAREHOLDERS' EQUITY

     In December 1993, the Company effected a one-for-ten reverse stock split resulting in a reduction in the number of shares of common stock outstanding and in the number of warrants outstanding to purchase shares of common stock. The par value and the contributed capital of the shares outstanding and the exercise price of warrants were also adjusted. Unless otherwise noted, all ARC common share, warrant and stock option transactions discussed in these consolidated financial statements are expressed in post-December 1993 one-for-ten reverse split amounts.

                      AMERICAN RESOURCE CORPORATION, INC.

     The Company's 1993 Long Term Incentive Plan (the "Plan") provides for the issuance of options to employees to purchase shares of the Company's common stock. The Plan authorizes the granting of non-qualified or incentive stock options and allows for all options to be exercised upon grant. The Plan limits the number of shares of common stock available for issuance based on the overall number of shares of common stock outstanding and limits the number of shares of common stock available pursuant to incentive stock options to 1,000,000. In addition, during 1994, 12,000 options were granted to directors separate from the Plan. During 1995, 7,000 of these options were forfeited. All issued options have been granted with an exercise price equal to the market price at the date of grant. Changes in the stock options during 1995 and 1994 were as follows:

                                                                          1995              1994
                                                                     --------------     -------------
    Options:
      Outstanding at beginning of year...........................           251,000          --
      Granted....................................................           759,000           261,000
      Exercised..................................................          --                 (10,000)
      Forfeited..................................................           (65,000)         --
                                                                     --------------     -------------
      Outstanding at year-end....................................           945,000           251,000
                                                                      =============      ============
    Option price range:
      Granted....................................................    $3.80 - $4.625     $3.80 - $6.14
      Exercised..................................................          --                    4.75
      Forfeited..................................................       3.80 - 6.14          --
      Outstanding at year-end....................................       3.80 - 6.14       3.80 - 6.14

     Warrants to purchase 1,666,645 shares of common stock were outstanding at December 31, 1995 as follows:

                         CLASS                          NUMBER      EXERCISE PRICE      EXPIRATION DATE
    -----------------------------------------------    --------     --------------     -----------------
    A..............................................     297,940         $12.76             June 30, 1996
    B1.............................................     122,329          16.53             June 30, 1996
    B2.............................................     117,730          22.82             June 30, 1996
    B3.............................................     128,646          29.11             June 30, 1996
    Unclassified...................................    1,000,000          7.50         February 28, 1997

NOTE 11: RELATED PARTY TRANSACTIONS

     During 1995 and 1994, Mineral Resources Development, Inc. ("MRDI"), performed feasibility studies and provided other consulting services on behalf of the Company. Ian B. Smith, the Company's Chairman, CEO and President since June 19, 1995, was President of MRDI during 1994 and until August 1995. In November 1993, Mr. Smith was named a director of the Company. In return for these consulting services, MRDI received from the Company $365,000 and $250,000 during 1995 and 1994, respectively. The Company owed MRDI $85,000 and $27,000 at December 31, 1995 and December 31, 1994, respectively.

     MRDI was acquired by H.A. Simons in January 1995. During 1995, H.A. Simons performed engineering design and other consulting services on behalf of the Company. H.A. Simons charged the Company $454,000 for these services. At December 31, 1995, the Company owed H.A. Simons $115,000.

     During 1995 and 1994, Endeavour Financial Corporation ("Endeavour") performed business and financial planning consulting services on behalf of the Company. Neil Woodyer, who was named a director of the Company in June 1995, is an Endeavour principal. Endeavour charged the Company $365,000 and $89,000 for these services in 1995 and 1994, respectively. The Company owed Endeavour $27,000 and $9,000 at December 31, 1995 and December 31, 1994, respectively.

                      AMERICAN RESOURCE CORPORATION, INC.

     James F. Wickham was named a director of the Company in June 1995. Since then, Mr. Wickham has performed engineering consulting services on behalf of the Company. Mr. Wickham charged the Company $15,000 for these services.

     During 1995, Ruden, McClosky, Smith, Schuster & Russell, PA ("Ruden") performed certain legal services. Richard Berman, a partner in Ruden, was named a director of the Company in November 1993. Ruden charged the Company $14,000.

     During 1994 and 1993, Cameron Glover, a director of the Company, performed certain consulting and capital raising services on behalf of the Company. Mr. Glover charged the Company fees and expenses totaling $296,000 and $149,000 during 1994 and 1993, respectively.

NOTE 12: EMPLOYEE BENEFIT PLANS

     During 1994, the Company established a voluntary defined contribution 401(k) plan that covers all domestic employees twenty-one years of age or older. Although the plan allows for employer matching contributions, the Company has not made any contributions.

     The Company also issues stock options to its employees and directors. See
     Note 10 for disclosure related to issued stock options.

NOTE 13: COMMITMENTS

     The Company leases various facilities and equipment pursuant to operating leases that expire at various dates through 1996. At December 31, 1995, non-cancelable operating leases with initial or remaining terms in excess of one year require minimum future payments of $68,000 in 1996. No payments are due thereafter. Operating lease rent expense was $251,000, $404,400 and $1,518,000, in 1995, 1994 and 1993, respectively.

NOTE 14: LITIGATION AND OTHER CONTINGENCIES

     In 1995, seven related lawsuits were filed against the Company in the California Superior Court, County of Marin. All of the actions arise out of an airplane crash in September 1994 in Argentina.

     The crash occurred during a tour by a London investment banking firm of Argentine and Uruguayan properties owned by subsidiaries of the Company. Mr. Glover, who was a director and consultant to the Company, took part in the tour. There were a total of seven passengers and two crew members, all of whom were killed. The complaints generally allege that the Company was negligent with respect to the operation and maintenance of the aircraft and the selection of the charter company, and that the Company has vicarious liability for the charter company's conduct. The Company contends that it did not select the charter company, that the charter company was at most an independent contractor, and that the Company cannot be held liable for the charter company's maintenance or operation of the airplane. Three of these lawsuits each request damages of $20,015,000; the other lawsuits seek unspecified damages. The Company has notified its insurance carrier of the commencement of the actions; however, the Company's insurance coverage for an occurrence of this type is limited to $1 million, including defense costs.

     Management disagrees with the plaintiffs' claims and is vigorously defending the Company against these lawsuits. The Company is unable at this time to accurately assess the probability of unfavorable outcomes or to estimate the potential recovery to the plaintiffs if unfavorable outcomes were to occur. No provision for liability has been made in the Company's consolidated financial statements.

     In January 1995, the holder of a $3.5 million convertible secured note, due December 31, 1996, gave notice alleging default under the terms of the loan agreement. In response, the Company filed a notice of dispute denying that an event of default had occurred. The agreement provided for the dispute to be resolved through binding arbitration. In June 1995, the Company paid $6.0 million in settlement, which retired the $3.5 million debt and related accrued interest, removed the property lien and a right to a royalty interest held by the note holder and resulted in a $2.4 million charge to litigation settlement expense.

                      AMERICAN RESOURCE CORPORATION, INC.

     All of the Company's mining and processing operations are subject to reclamation requirements and environmental regulations. Management believes the accrual recorded for closure costs and known reclamation requirements is adequate at December 31, 1995. The accrual is comprised of:

                                                              CURRENT      LONG-TERM       TOTAL
                                                             ---------     ---------     ---------
    Goldfield (net of recoveries)........................    $1,109,199    $1,198,994    $2,308,193
    Mahoma...............................................    1,053,928        --         1,053,928
    Other................................................       32,440        --            32,440
                                                             ---------     ---------     ---------
    Total................................................    $2,195,567    $1,198,994    $3,394,561
                                                             =========     =========     =========

     The Company is subject to various other legal proceedings in the ordinary course of business. Management does not believe the resolution of these matters will have a materially adverse effect on results of operations or financial position of the Company.

NOTE 15: ADDITIONAL CASH FLOW INFORMATION

     The following table presents additional cash flow information for the three years ended December 31, 1995 including interest paid and non-cash investing and financing activities:

                                                                      YEAR ENDED DECEMBER 31,
                                                                ------------------------------------
                                                                   1995         1994         1993
                                                                ----------   ----------   ----------
    Interest paid, net of amount capitalized..................  $  628,287   $1,681,942   $  823,137
    Issuance of note for purchase of land surface rights......
    Issuance of note payable for cancellation of operating
      lease...................................................      41,599       --           --
    Issuance of note payable for payment of accrued
      interest................................................     268,333       --           --
    Issuance of common stock for:
      Property................................................      --           --           57,500
      Creditor payments.......................................      --           --        1,565,000
      Payment of accrued interest.............................      --          191,049       --
      Payment of accrued commissions..........................     161,374    1,878,930    1,211,298
      Payment of other accrued expenses.......................      16,733       60,938       93,424
      Conversion of notes payable.............................      --       13,880,000    8,413,400
    Notes payable redeemed in exchange for marketable
      securities..............................................   9,368,333
    Acquisitions by issuance of notes payable.................      --           --        4,026,639
    Property and equipment acquired by issuance of notes
      payable.................................................      --          579,788    1,931,032
    Equipment acquired by capital lease.......................     117,150      822,619        3,354
    Return of equipment for cancellation of lease payable.....     302,071       --           --
    Equipment sales for cancellation of accounts payable......      48,000       --           --
    Net book value of terminated capital leases...............      --           --          517,509
    Debt relieved on termination of capital leases............      --           --          366,068
    Investment reduction by consolidation of former
      investee................................................      --       (1,170,120)      --
    Effect of 1995 sale of subsidiaries and 1994 consolidation of former investee:
      Cash and equivalents....................................    (198,252)      20,322       --
      Noncash working capital.................................   1,278,771   (3,578,447)      --
      Property, plant and equipment, net......................  (4,002,805)   7,564,153       --
      Investments and other long-term assets..................    (469,063)      37,850       --
      Long-term liabilities...................................   5,515,450   (1,064,474)      --
      Shareholders' equity....................................  (2,124,101)  (2,979,404)      --

                      AMERICAN RESOURCE CORPORATION, INC.

NOTE 16: SUBSEQUENT EVENTS

     PROPOSED MERGER WITH REA GOLD

     In January 1996, the Company announced it had entered into an agreement-in-principle to merge with Rea Gold Corporation ("Rea"). Under the terms of the proposed merger, ARC shareholders will receive 2.24 Rea shares for each ARC share held, subject to an adjustment in the event that the Northern Orion shares held by ARC on January 10, 1996 (and the proceeds of any sale of such shares before the merger) have a value (on a per share basis) that varies (plus or minus) by more than 10 percent of a value of $4.62 (Canadian) negotiated on January 10, 1996. W. James Hogan, currently President and CEO of Rea, will become the Chairman of the combined companies ("new Rea"). Ian B. Smith, Chairman, President and CEO of ARC, will become the President and CEO of new Rea. The proposed merger is subject to completion of due diligence by the two companies, documentation, completion of independent fairness opinions by both companies, and shareholder and regulatory approvals. Completion of the proposed merger transaction will result in ARC shareholders holding approximately 40 percent of new Rea, subject to change based on ultimate share exchange ratio adjustments. There is no assurance that the merger with Rea will be completed.

     SAN GREGORIO PROJECT

     The Company is currently developing the San Gregorio Project and has received bids from independent contractors for the engineering and construction of the plant and related infrastructure. Management expects to award the bid in March 1996. Commitments to San Gregorio Project vendors and contractors at February 26, 1996 for products and services totaled approximately $5 million. In January 1996, the Company received a conditional commitment from a financial institution for a $25 million project gold loan facility for the further development of the San Gregorio Project. Under the terms of the proposed project gold loan facility, ARC is required to repay principal and interest in four years starting no later than June 30, 1997. While management is confident that project financing for the development of the San Gregorio Project will be obtained, there is no assurance that such funding will be received.

     CONVERTIBLE DEBT

     In February 1996, the Company received a preliminary commitment from offshore private investors for $8 million in convertible notes. Under the proposed terms, the debt would be converted into ARC common stock at $5.75 per share upon the completion of the merger with Rea Gold. If the merger is not completed, the outstanding principal would be paid, at the Company's option, in cash or an equivalent value of restricted Northern Orion shares at a price that is 95 percent of the average price of Northern Orion shares during the twenty days immediately preceding the payment date. Such payment will be made at the note holders' option, either ninety days after failure of the merger agreement or in March 1997. There is no assurance that such financing will be received.

     GASSER CLAIM AND SETTLEMENT OF DELLWOOD DEBT

     In January 1996, the Company received a claim from Mr. Gasser for alleged damages resulting from the Tarot Transaction (see Note 3). As part of the Tarot Transaction, Bond Gold received $4 million for the sale of CMSJ CI, including (i) a $500,000 deposit from Tarot; (ii) a $1 million payment on closing from the Company on behalf of Tarot; and (iii) $2.5 million in principal and interest from the Company during February 1993 to August 1995 pursuant to a note between Bond Gold and Tarot. In exchange for the Tarot Shares, Mr. Gasser or his designees were to receive 1,000,000 shares of the Company's restricted common stock, valued by the Company in 1992 at $5 million ($5.00 per share) and a cash option fee of $1 million.

     As of February 26, 1996, 525,000 of the issued ARC shares remain in the Company's possession and the Tarot Shares have not been received by the Company. In 1995, the Company's new management contacted Mr. Gasser to arrange for the delivery of the Tarot Shares, but was told by Mr. Gasser that he would discuss the exchange of the Tarot Shares for the remaining 525,000 shares of the Company's common stock only after the Company paid him $300,000 plus $71,000 accrued interest to retire a debt owed by the Company to

                      AMERICAN RESOURCE CORPORATION, INC.

     Dellwood. Mr. Gasser represented to the Company that the debt had been assigned to him, but did not provide new management with satisfactory evidence of the assignment. On February 20, 1996, the Company received a personal guarantee from Mr. Gasser's attorney that, should Dellwood receive a final judgment against the Company for the debt, he will personally be responsible for reimbursing the Company the amount of the judgment. Upon receiving this guarantee, the Company paid Mr. Gasser $371,000 in full and final settlement of the debt to Dellwood.

     Mr. Gasser's January 1996 claim is for $1.5 million plus unspecified other losses incurred by him and/or his designees due to the Company's non-delivery of the remaining 525,000 ARC shares. The $1.5 million claim is comprised of the reimbursement of the $500,000 deposit paid by Tarot to Bond Gold and $1 million payment made by the Company to Bond Gold on behalf of Tarot. Management intends to deliver the ARC shares to Gasser upon receipt of the Tarot shares and has not restricted the voting or other shareholder rights of the designees of the shares. Also, as of December 31, 1995, the Company's carrying value of assets of CMSJ was $6.4 million and liabilities were approximately $3.1 million. For the year ended December 31, 1995, a net loss of approximately $5.3 million was included in the Consolidated Statement of Operations. Consolidation of the CMSJ operations and presentation of the 525,000 shares as issued and outstanding continue to represent management's best estimate of ultimate resolution of this matter. The Company intends to vigorously defend itself in any proceeding that might arise from Mr. Gasser's January 1996 claim and believes that ultimate resolution of the above uncertainties will not have a material adverse effect on the Company's consolidated financial statements.

NOTE 17: GEOGRAPHIC INFORMATION

     The Company is a gold exploration and development company with current operations in Uruguay and Nevada. Prior to the sale of RAA, the Company had operations in Argentina (see Note 5). The Company also produces a small amount of zeolite, an industrial minerals product, from a property it owns in Nevada. Uruguay is subject to changing economic, regulatory and political risks. Also, gold prices are subject to price volatility. Financial information by geographic area for 1995 is as follows:

                                                                          SOUTH
                                                           US            AMERICA          TOTAL
                                                       -----------     -----------     -----------
    Revenues.......................................    $ 4,153,435     $ 6,017,314     $10,170,749
    Operating loss (1).............................     (7,152,906)     (5,969,448)    (13,122,354)
    Identifiable assets............................     34,102,145      16,642,521      50,744,666
    Exploration....................................        106,883       1,481,394       1,588,277
    Depreciation, depletion and amortization.......      1,490,588       2,548,311       4,038,899
    Additions to property, plant and equipment.....        334,116       3,205,426       3,539,542

     (1) The Company also reported other net income of $16,665,957, which is comprised of corporate income and other expenses.

                  UNAUDITED SELECTED QUARTERLY FINANCIAL DATA
                        (000's except per share amounts)

                               FOURTH QUARTER            THIRD QUARTER             SECOND QUARTER             FIRST QUARTER
                          ------------------------  ------------------------  ------------------------   ------------------------
                          AS REPORTED  AS RESTATED  AS REPORTED  AS RESTATED  AS REPORTED  AS RESTATED   AS REPORTED  AS RESTATED
                          -----------  -----------  -----------  -----------  -----------  -----------   -----------  -----------
1995
Revenues and other
  income................   $   2,565    $   2,565    $  22,086     $22,086      $ 2,543      $ 8,292(1)    $ 2,097      $ 2,097
Operating loss..........      (1,702)      (1,702)     (13,115)     (5,845)      (2,697)      (2,812)       (2,545)      (2,620)
Income (loss) before
  extraordinary items
  and minority
  interest..............         626        4,032        3,499      10,769          152       (1,218)       (3,925)      (4,015)
Net income (loss).......         615        4,021        3,417      10,413          643       (1,124)       (3,455)      (3,544)
Per share:
  Income (loss) before
    extraordinary items
    and minority
    interest............        0.05         0.30         0.26        0.80         0.01        (0.09)        (0.29)       (0.30)
  Net income (loss).....        0.04         0.30         0.25        0.77         0.05        (0.08)        (0.26)       (0.26)
1994
Revenues and other
  income................   $     549    $     549    $     840     $   840      $   298      $   298       $   561      $   561
Operating loss..........     (16,141)     (19,859)      (2,544)     (2,544)      (2,737)      (2,737)         (938)        (938)
Loss before
  extraordinary items
  and minority
  interest..............     (18,434)     (22,152)      (4,111)     (4,111)      (4,722)      (4,722)       (2,650)      (2,650)
Net loss................     (14,641)     (18,359)      (3,856)     (3,856)      (4,702)      (4,702)       (2,451)      (2,451)
Per share:
  Loss before
    extraordinary items
    and minority
    interest............       (1.53)       (1.85)       (0.31)      (0.31)       (0.40)       (0.40)        (0.33)       (0.33)
  Net loss..............       (1.22)       (1.54)       (0.29)      (0.29)       (0.40)       (0.40)        (0.30)       (0.30)

    The selected quarterly financial data have been restated to reflect the following adjustments:

    (1) Depreciation, depletion and amortization expense of the Company's Mahoma Project reflected in the 1995 and 1994 quarterly financial data was not computed correctly (see Note 3 to Consolidated Financial Statements).

    (2) Results of the Company's evaluation of its recoverability of the December 31, 1994 net book value and estimated reclamation cost for the Mahoma Project were not correctly reflected (see Note 3 to Consolidated Financial Statements).

    (3) Depreciation, depletion and amortization expense of the Goldfield Project reflected in the 1995 quarterly financial data was not computed correctly.

    (4) The gain on sale of subsidiary as reported in the 1995 second quarter was adjusted to be consistent with the 1995 year-end reporting.

    (5) Other corrections were made, including restatement for incorrect absorption of minority interest in 1995 and reclassifications to be consistent with 1995 year-end reporting.

    (6) Equity securities available for sale were restated to present the Northern Orion shares and unrealized holding gains on equity securities available for sale, net of deferred income taxes. In addition, management restated deferred tax assets at December 31, 1995 and the three month period then ended to reflect projected utilization of net operating loss carryforwards to offset future taxable income from the sale of remaining Northern Orion shares.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     As previously reported in its Form 8-K dated September 6, 1995, the Company engaged Price Waterhouse LLP as its independent accountants as of September 6, 1995. The Company dismissed McDougal & Williams as its independent accountants on August 30, 1995.

                                    PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company are as follows:

          NAME             AGE                        POSITION WITH THE COMPANY
- -------------------------  ---     ----------------------------------------------------------------
Ian B. Smith.............  50      Chairman of the Board of Directors, President and
                                   Chief Executive Officer
Richard E. Berman........  46      Director; Member of Audit Committee
James F. Wickham.........  65      Director; Member of Compensation Committee
Neil Woodyer.............  52      Director; Member of Audit and Compensation Committees
Hector Cubas.............  46      Vice President -- General Manager, Uruguay
Ralph E. Green...........  49      Vice President -- Exploration
Anthony T. Miller........  54      Vice President -- Administration, General Counsel and Secretary
Cal Perkins..............  71      Vice President -- Engineering and Construction
Martin Quick.............  52      Vice President -- Operations
Bruce K. Thiesen.........  38      Vice President -- Finance and Chief Financial Officer

     The following is information on each of the directors and executive officers of the Company.

     Ian B. Smith -- Director since November 5, 1993 and Chairman of the Board of ARC since May 26, 1994. Mr. Smith became President and Chief Executive Officer on June 19, 1995 immediately following the 1995 Annual Meeting of ARC stockholders. Mr. Smith is a mining engineer and served as president of Mineral Resources Development, Inc., a privately-held consulting firm in the fields of geology, ore reserve estimation, mining, process and environmental engineering from 1990 until August 31, 1995. From 1982 to 1988, Mr. Smith served as a project manager for copper and coal mine development projects in Africa, China and Latin America for Fluor Engineers, Inc. where he held the positions of Manager Mining and Manager Projects. Mr. Smith has over 29 years experience in the international mining industry covering operations, planning, engineering, project management and consulting. Mr. Smith holds a Bachelor of Engineering in Mining (Honours) from the University of Queensland, Australia.

     Richard E. Berman -- Director since November 5, 1993. Mr. Berman is an attorney who has practiced since 1977 in Florida. Mr. Berman is Name Partner and leads the litigation department of Katz, Barron, Squitero, Faust & Berman, PA in Miami. Mr. Berman holds a J.D., magna cum laude, from Syracuse University, Syracuse, N.Y. He earned his B.A. at the University of Buffalo in Buffalo, New York.

     James F. Wickham -- Director since June 19, 1995. Mr. Wickham is a mining and metallurgical engineer and held positions of Vice President of Bechtel Overseas, Inc. and from 1990 until his retirement in 1992 was Manager Engineering for Bechtel's Mining and Metallurgical Division in San Francisco. From 1992 to date, Mr. Wickham is a practicing consulting engineer and holds professional registrations in thirteen States. Mr. Wickham has over 44 years experience in the international mining industry in mine operations, engineering and project management. He holds a B.S. Mining and B.S. Metallurgy from the University of Arizona.

     Neil Woodyer -- Director of ARC since June 19, 1995. Mr. Woodyer has held general and senior financial management positions in the United Kingdom and the United States spanning a 25 year period. Through these positions, Mr. Woodyer has had over 20 years experience in natural resource marketing and financing. For the past seven years, Mr. Woodyer has been Managing Director of Endeavour. He is also a director of Bema Gold Corp. and a member of the board of directors of Compania Minera Maricunga. From July 25, 1995 until December 29, 1995, Mr. Woodyer was Chairman of the Board of APML. He is a fellow of the Institute of Chartered Accountants in England and Wales.

     Hector Cubas -- General Manager -- Uruguay of ARC since February 1, 1994 and Vice President and General Manager -- Uruguay since November 1995. From 1982 to 1994 he held the position of Financial Director with Johnson and Johnson Uruguay S.A. and Controller for Johnson and Johnson Southern Region in Latin America. Mr. Cubas has over 18 years experience in corporate finance and accounting. He has an MBA from the University of Navarra, Spain and a B.A. in Economics from the University de la Republica, Montevideo, Uruguay. Mr. Cubas is also a Certified Public Accountant.

     Ralph E. Green -- Vice President -- Exploration of ARC since January 1995. Mr. Green has over 25 years experience in minerals exploration. He has previously held the positions of Vice President of Exploration for LAC North America Inc. from May 1994 until the Barrick Resources Ltd.'s take-over of LAC Minerals Ltd. in September 1994. From 1990 to 1994 he was corporate Exploration Manager for Coeur Explorations, Inc. and was previously employed by Homestake Mining Company from 1977 to 1990 where he served as Regional Manager, US Exploration Manager and during the period 1987 through 1990 as Director of Exploration. Mr. Green holds a B.S. in Geology from Weber State University and did graduate work in economic geology and geochemistry at Arizona State University.

     Anthony T. Miller -- Vice President -- Administration, General Counsel and Secretary of ARC since November, 1995. Mr. Miller was in private law practice in San Francisco from July 1992 until November 1995 when he joined ARC. Before private practice, Mr. Miller was a member of Bank of America's Legal Department for 21 years where his last position was that of Assistant General Counsel. Mr. Miller holds a B.A. in Political Science from Stanford University and a J.D. from Hastings College of Law.

     A.C. (Cal) Perkins -- V.P. Engineering and Construction of ARC since October 1995. Mr. Perkins is a Civil Engineer with 38 years design and construction management experience, 25 of which were in the US Navy's Civil Engineer Corps and Seabees constructing bases in Spain, Antarctica and South Pacific region including Vietnam. He was President of a heavy industrial design and construction company for four years, and a project manager for 13 years for Bechtel Engineering on major projects such as OK TEDI in Papua New Guinea, Nevada Moly, and Cerro Matoso in Columbia. Specific projects while at Bechtel during the last 5 years were: 1990, Project Manager, Weapons Storage & Security System Project for the US Air Force; 1991, Project Manager of a New Zealand forest products modernation program; 1992, Project Manager of Pico Iron Ore Mine development in Brazil. During 1993 and 1994 he served as consultant and lecturer on project management at Stanford University, and in 1995, as a consultant and lecturer in project management to Hyundi Corporation. He has held the position of Chairman of Construction Industry Institute's task force on constructability. A graduate of the US Naval Academy at Annapolis, he also holds a B.C.E. from Renssellaer Polytechic Institute as well as a M.S. in management.

     Martin Quick -- Vice President Operations of ARC since November 1995. From 1988 to 1992 he was President and General Manager of Sonora Mining, Inc. From 1992 until joining ARC he was Vice President -- Operations for Dakota Mining. Mr. Quick has over 32 years experience in both underground and open pit operations in Africa, Australia, Fiji, Canada and the United States. He is a mining engineering graduate of the Camborne School of Mines, Cornwall, United Kingdom.

     Bruce K. Thiesen -- Vice President -- Finance and Chief Financial Officer of ARC since November, 1995. Mr. Thiesen is a Certified Public Accountant with 14 years experience in corporate finance, accounting and auditing. He joined Price Waterhouse LLP as an Audit Manager in 1990. From 1993 until joining ARC, he served as Senior Manager in the Price Waterhouse LLP world-wide energy group. His experience also includes three years with an energy exploration and development company as Assistant to the Controller. He holds a B.S. (Honors) in Business Administration with a major in accounting from San Francisco State University.

     No officer of ARC is related to any other officer of ARC by blood, marriage or adoption.

     Directors of ARC are elected to serve until the next annual meeting of Stockholders and until their successors have been elected, or until their prior death, resignation or removal. The directors of ARC will be determined by the Rea Board of Directors following the Merger. Officers of ARC are elected to serve at the pleasure of the Board of Directors of ARC.

     No arrangement or understanding exists between any director or officer and any other person under which any director was selected as a director or any executive officer was selected as an officer.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table provides a summary of cash and non-cash compensation for each of the last three fiscal years ended December 31, 1995 and 1994 and 1993, with respect to executive officers of ARC who received compensation that exceeded $100,000 during the year ended December 31, 1995.

                           SUMMARY COMPENSATION TABLE

                                                                                     LONG-TERM COMPENSATION
                                                 ANNUAL COMPENSATION                         AWARDS
                                    ---------------------------------------------    ----------------------
                                                                         (E)            (F)          (G)
                                                                        OTHER        RESTRICTED    OPTIONS/          (H)
               (A)                   (B)       (C)         (D)          ANNUAL         STOCK         SARS         ALL OTHER
   NAME AND PRINCIPAL POSITION      YEAR      SALARY     BONUS(1)    COMPENSATION      AWARDS        (#)       COMPENSATION(2)
- ----------------------------------  -----    --------    --------    ------------    ----------    --------    ---------------
Ian B. Smith......................   1995    $168,325(3)    -0-            -0-            -0-      100,000        $  39,500(4)
 Chairman of the Board, President    1994         -0-       -0-            -0-            -0-          -0-           29,858(4)
 and Chief Executive Officer         1993         -0-       -0-            -0-            -0-          -0-              -0-
Tony D.S. Wicks (5)(6)(7).........   1995      95,631(8)    -0-            -0-            -0-       65,000          110,292
 Former President and                1994     192,000       -0-            -0-            -0-       35,500              -0-
 Chief Executive Officer             1993     157,000       -0-            -0-          4,375          -0-              -0-
Norman M. Ewart (6)(9)(10)........   1995     100,115       -0-            -0-            -0-       50,000            2,500
 Former Vice President --            1994     192,000       -0-            -0-            -0-       35,500              -0-
 Finance                             1993     157,000       -0-         10,117          1,688          -0-              -0-

Notes:

(1) ARC does not currently offer any short-term bonus plan to executive officers.

(2) ARC does not currently offer a retirement plan to executive officers.

(3) Mr. Smith became President and Chief Executive Officer of ARC on June 19, 1995. Prior to that time he was Chairman of the Board of ARC. At the time Mr. Smith became President and Chief Executive Officer of ARC, he was employed by MRDI and he continued to be so employed until January 8, 1996 when he entered an employment agreement with ARC. Prior to January 8, 1996, Mr. Smith received no salary from ARC. Pursuant to a services agreement between ARC and MRDI dated June 26, 1995, ARC paid a fee to MRDI to obtain Mr. Smith's services as an officer of ARC, together with MRDI's out-of-pocket expenses related to the performance of such services by Mr. Smith. The amount shown in the table under "Salary" is the total of all payments (excluding travel expenses)made by ARC to MRDI under the services agreement in 1995.

(4) Represents Mr. Smith's fees as Chairman and director of ARC prior to becoming President and Chief Executive Officer of ARC.

(5) Mr. Wicks resigned as an officer and employee of ARC effective June 19, 1995 and as an officer, director and employee of American Pacific Minerals Ltd. effective August 25, 1995. Mr. Wicks received a severance of $160,000 ($100,000 and $60,000 paid in 1995 and 1996, respectively) and the ARC automobile he was using valued at $10,000. Such amounts are included in the table under "Salary."

(6) As part of their employment agreements, ARC paid insurance premiums on behalf of Mr. Wicks and Mr. Ewart. Mr. Wicks also received the use of a Company provided automobile. Mr. Ewart received an allowance of $500 per month in lieu of an ARC provided vehicle. The annual value of such insurance premiums and automobile was less than 10 percent of their annual salary.

(7) Salary amounts included in table include amounts paid by APML. Mr. Wicks' salary from APML was $34,115, $60,000 and $25,000 in 1995, 1994 and 1993,
    respectively.

(8) Includes $7,500 of compensation deferred pursuant to a deferred compensation plan which was adopted on Mr. Wicks' behalf in September 1994.

(9) Salary amounts included in table include amounts paid by APML. Mr. Ewart's salary from APML was $34,115, $60,000 and $25,000 in 1995, 1994 and 1993,
    respectively.

(10)Mr. Ewart was deemed to have resigned as a director, officer and employee of ARC and APML effective June 19, 1995. Mr. Ewart received a severance of $350,000, which was paid in 1996.

     The following table sets forth stock options granted in 1995 to each of ARC's executive officers named in the Summary Compensation Table and its current executive officers. ARC did not issue any stock appreciation rights. The table also sets forth the hypothetical gains that would exist for the options at the end of their terms, assuming compounded rates of stock appreciation of five percent (5%) and ten percent (10%). The actual value of the options will depend on the market value of ARC's Common Stock. All option exercise prices are based on market price on the date of grant.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                              INDIVIDUAL GRANTS
                                    ---------------------------------------------------------------------    POTENTIAL REALIZABLE
                                                                  PERCENT                                      VALUE AT ASSUMED
                                                 NUMBER OF        OF TOTAL                                     ANNUAL RATES OF
                                                 SECURITIES       OPTIONS/                                       STOCK PRICE
                                                 UNDERLYING     SARS GRANTED                                     APPRECIATION
                                                  OPTIONS/      TO EMPLOYEES    EXERCISE OR                    FOR OPTION TERM
                                    DATE OF     SARS GRANTED     IN FISCAL      BASE PRICE     EXPIRATION    --------------------
              NAME                   GRANT          (#)             YEAR         (US$/SH)         DATE          5%         10%
- ---------------------------------   --------    ------------    ------------    -----------    ----------    --------    --------
Ian B. Smith.....................   12/29/95       100,000          13.8%          $4.25        12/29/05     $267,280    $677,341
Hector Cubas.....................    2/10/95        25,000            10%           4.62          2/9/00       72,637     184,077
                                    11/22/95        50,000                          4.18        11/22/05      131,439     333,092
Ralph E. Green...................    2/10/95        12,000           8.9%           4.62          2/9/00       34,866      88,357
                                    11/22/95        50,000                          4.18        11/22/05      131,439     333,092
Anthony T. Miller................   11/22/95        50,000           6.9%           4.18        11/22/05      131,439     333,092
A.C. Perkins.....................   12/29/95        50,000           6.9%           4.25        12/29/05      133,640     338,670
Martin Quick.....................   11/22/95        50,000           6.9%           4.18        11/22/05      131,439     333,092
Bruce K. Thiesen.................   11/22/95        50,000           6.9%           4.18        11/22/05      131,439     333,092
Norman M. Ewart..................     2/9/95        50,000           6.9%           4.62         6/19/96       11,550      23,100
Tony D.S. Wicks..................     2/9/95        65,000           9.0%           4.62         6/19/96       14,950      29,900

     The following table sets forth the number of shares subject to unexercised options and the value thereof at December 31, 1995 for each of ARC's executive officers named in the Summary Compensation Table and its current executive officers. All of such option were exercisable at December 31, 1995. No options were exercised by such officers during 1995.

                  AGGREGATED FISCAL YEAR-END OPTION/SAR VALUES

                                                NUMBER OF SECURITIES UNDERLYING         VALUE OF UNEXERCISED
                                               UNEXERCISED OPTIONS/SARS AT FISCAL     IN-THE-MONEY OPTIONS/SARS
                    NAME                                  YEAR END (#)                AT FISCAL YEAR-END($) (1)
- ---------------------------------------------  ----------------------------------     -------------------------
Ian B. Smith.................................                102,500                            25,850
Hector Cubas.................................                 75,000                            15,600
Ralph E. Green...............................                 65,000                            15,600
Anthony T. Miller............................                 50,000                            15,600
A.C. Perkins.................................                 50,000                            12,500
Martin Quick.................................                 50,000                            15,600
Bruce K. Thiesen.............................                 50,000                            15,600
Tony D.S. Wicks..............................                 98,000                         --
Norman M. Ewart..............................                 83,000                         --

(1) Based on $4.50 per share value at December 31, 1995.

DIRECTORS COMPENSATION

     ARC pays each non-employee director who attends any Board or Committee meeting a fee of $1,000 per day irrespective of the number of meetings attended on that day. Mr. Wickham, who serves in a consulting capacity in addition to his Director responsibilities, receives a retainer of $500 per month. ARC has no policy of additional compensation with respect to committees. During 1995, Mr. Smith was employed by MRDI which performs feasibility studies and consulting services to ARC. Mr. Woodyer is Managing Director of Endeavour which acts as a consultant to ARC. See "Certain Relationships and Related Transactions".

EMPLOYMENT AGREEMENTS

     Mr. Ian B. Smith entered into an employment agreement with ARC on January 8, 1996. The agreement is for a three-year term expiring January 31, 1999 (the "Term") and provides for (i) the payment of a minimum base salary of $225,000;
(ii) salary increases at the sole direction of the Board of Directors; (iii) benefits, including group health, life insurance and pension/retirement plans, to the extent that they are available to other executives of ARC; and (iv) use of an automobile and reimbursement of expenses necessary to operate and maintain the automobile. If ARC should terminate the agreement with cause, Mr. Smith is entitled to receive any accrued but unpaid salary to the date of such termination. If ARC should terminate the agreement without cause, Mr. Smith is entitled to up to an additional twelve months of salary; provided, however, that if there has been a "change of control" of ARC as defined in the agreement Mr. Smith is entitled to salary for the remaining months in the Term but in no event less than six months.

     Mr. Anthony T. Miller, Martin Quick, and Bruce K. Thiesen entered into employment agreements with ARC on November 7, 13 and 6, 1995 respectively. The agreements are for three year terms expiring November 30, 1998 (the "Term") and provide for (i) the payment of a minimum annual base salaries of $135,000; $130,000; and $130,000; respectively (ii) salary increases at the sole direction of the Board of Directors; (iii) and benefits, including group health, life insurance and pension/retirement plans, to the extent that they are available to other executives of ARC. If ARC should terminate the agreement with cause, the individual is entitled to receive any accrued but unpaid salary to the date of such termination. If ARC should terminate the agreement without cause, the individual is entitled to up to an additional six months of salary, provided, however, that if there has been a "change of control" of ARC as defined in the agreement the individual is entitled to salary for the remaining months in the Term but in no event less than six months.

     Mr. A.C. (Cal) Perkins entered into an employment agreement with ARC on January 1, 1996. The agreement covers the period of construction of the San Gregorio Project through to commercial production, expected first quarter 1997 (the "Term") and provides for (i) the payment of a minimum annual base salary of $150,000 (ii) salary increases at the sole direction of the Board of Directors;
(iii) and benefits, including group health, life insurance and pension/retirement plans, to the extent that they are available to other executives of ARC. The employment agreement can be extended by mutual consent of both parties. If ARC should terminate the agreement with cause, Mr. Perkins is entitled to receive any accrued but unpaid salary to the date of such termination. If ARC should terminate the agreement without cause, Mr. Perkins is entitled to up to an additional three months of salary.

     Tony D.S. Wicks, the former President and Chief Executive Officer of ARC, entered into an Employment Agreement with ARC effective March 1, 1993, which had a three-year term with continuously renewing one-year terms thereafter unless terminated by ARC or the employee. His agreement provided for (i) the payment of a minimum base salary of $132,000; (ii) salary increases at the sole discretion of the Board of Directors; (iii) benefits, including group health, life insurance and pension/retirement plans, to the extent that they are available to other executives of ARC; and (iv) use of an automobile and reimbursement of expenses necessary to operate and maintain the automobile. Mr. Wicks resigned on June 19, 1995 and received as severance $160,000 and the ARC car he was then using. In addition Mr. Wicks was paid an annual salary of $60,000 as Chairman, President and CEO of American Pacific Minerals Limited.

     Norman M. Ewart, the former Vice President - Finance and Chief Financial Officer of ARC, entered into an employment agreement with ARC effective March 1, 1993, which had a three-year term with continuously renewing one-year terms thereafter unless terminated by ARC or the employee. His agreement provided for
(i) the payment of a minimum base salary of $132,000; (ii) salary increases at the sole discretion of the Board of Directors; (iii) benefits, including group health, life insurance and pension/retirement plans, to the extent that they are available to other executives of ARC; and (iv) use of an automobile and reimbursement of expenses necessary to operate and maintain the automobile. In addition, Mr. Ewart was paid an annual salary of $60,000, as Vice President - Finance of APML. Mr. Ewart was deemed to have resigned as a director, officer and employee of ARC and APML effective June 19, 1995. Mr. Ewart received a severance of $350,000, which was paid in 1996.

     On June 21, 1995, ARC confirmed to Mr. Hector Cubas and Mr. Ralph E. Green that if ARC terminated their employment within six months of a merger or acquisition, they would be entitled to their base salary for six months following termination.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of the Compensation Committee of the Board of Directors of ARC are Messrs. James F. Wickham and Neil Woodyer. They have served as such since July 13, 1995. Prior to June 19, 1995, Mr. Ian B. Smith was a member of the Compensation Committee of ARC, resigning that position upon becoming President and Chief Executive Officer of ARC. Mr. Berman was a member of the Compensation Committee of ARC from November 5, 1993 to July 13, 1995.

     Mr. Smith was President of MRDI until August 31, 1995; MRDI has performed feasibility studies and provided other consulting services on behalf of ARC with respect to certain of its mining prospects and projects. During 1995, ARC paid $365,000 to MRDI for these services (which includes $168,325 for Mr. Smith's services to ARC).

     H.A. Simons Ltd. ("Simons"), owner of MRDI since January 1, 1995, has performed engineering design and other consulting services on behalf of ARC for the San Gregorio Project. ARC has paid Simons $339,000 for these services.

     Mr. Woodyer is Managing Director of Endeavour. On March 25, 1994, ARC engaged Endeavour to act as its exclusive financial advisor to structure and arrange project finance for the San Gregorio Gold Project. ARC agreed to pay a retainer of $7,500 per month and to pay a success fee on the closing of a project loan of 1.5% of the value of the loan. Endeavour has waived the right to receive warrants issued by ARC as well as an additional entitlement to receive $7,500 per month following receipt of ARC's project loan commitment that otherwise would have been payable under the arrangement. Neil Woodyer, a principal of Endeavour, was subsequently elected to the Board of Directors of ARC at the Annual Meeting of Shareholders on June 19, 1995.

     In April 1995, ARC also engaged the services of Endeavour to assist it in arranging a joint venture partner for the San Gregorio Gold Project and to advise it on potential mergers. On July 7, 1995 ARC expanded the scope of this mandate to include the identification of business opportunities, evaluate and assist in assets acquisitions and dispositions (including sales of the NNO shares), identify and advise on corporate combinations and to assist in implementing a growth plan for ARC. ARC agreed to pay a monthly retainer of $7,500 and a success fee based upon the value of resulting transactions. The retainer has been waived by Endeavour during the term of its San Gregorio Gold Project finance mandate. The success fee, payable on transaction closing, is based upon 4% of the first $10 million and 2% thereafter of the value of the consideration paid to or exchanged with ARC or ARC stockholders in the transaction, except as to sales of NNO shares where the fee is 1% of the consideration paid. Endeavour has agreed to reduce its success fee payable at closing of the proposed Merger by the amounts realized by Endeavour on ARC's NNO Share sale transactions. During 1995, Endeavour charged ARC $365,000 for services provided to ARC.

     During 1995, Mr. Wickham was paid a total of $11,250 for consulting services performed on behalf of ARC, including directors' fees but excluding reimbursable travel expenses.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information concerning stock ownership of each person who is known to ARC to be the direct or indirect beneficial owner of five percent (5%) or more of ARC's outstanding Common Stock and of each director, each executive officer named in the Summary Compensation Table in "Executive Compensation" above and its current executive officers and all directors and executive officers as a group as of February 23, 1996. Each percentage is calculated by assuming that the named holder converted or exercised all of such holder's securities convertible into, or exercisable for, shares of ARC Common Stock at a time when no other holder did so, irrespective of the conversion or exercise price thereof. Except as otherwise noted, each person has sole voting and investment power with respect to the shares shown as beneficially owned.

                                                             AMOUNT AND NATURE OF         PERCENTAGE OF
          NAME AND ADDRESS OF BENEFICIAL OWNER               BENEFICIAL OWNERSHIP     OUTSTANDING STOCK (1)
- ---------------------------------------------------------    --------------------     ---------------------
Casa di Risparmio di Venezia (2).........................           948,000                    7.01%
Piazzo San Marco, 4216
Venezia 30124
Italy
DIRECTORS AND EXECUTIVE OFFICERS
Ian B. Smith.............................................           102,766(3)              *
Tony D.S. Wicks..........................................            98,751(4)              *
Norman M. Ewart..........................................            83,000(5)              *
Richard E. Berman........................................            53,425(6)              *
James F. Wickham.........................................            50,000(5)              *
Neil Woodyer.............................................            50,000(5)              *
Hector Cubas.............................................            75,000(5)              *
Ralph E. Green...........................................            62,000(5)              *
Anthony T. Miller........................................            50,000(5)              *
A.C. Perkins.............................................            50,000(5)              *
Martin Quick.............................................            50,000(5)              *
Bruce K. Thiesen.........................................            50,000(5)              *
All Directors and Executive Officers as a group (12                 774,942(7)                 5.52%
  persons)...............................................

Notes:

* less than 1%

(1) As of February 26, 1996, there were 13,529,922 ARC Common Stock issued and outstanding.

(2) These shares have been issued upon conversion of the $7,000,000 principal amount of the 14% convertible subordinated notes of ARC due December 31, 1998, which were issued and converted in April 1994.

(3) Includes currently exercisable options to purchase 102,500 shares of ARC Common Stock and 266 shares of ARC Common Stock owned by Catherine C. Smith, the wife of Mr. Smith, of which Mr. Smith disclaims beneficial ownership.

(4) Includes currently exercisable options to purchase 98,000 shares of ARC Common Stock.

(5) Consists of currently exercisable options for number of shares shown.

(6) Includes currently exercisable options to purchase 52,500 shares of ARC Common Stock.

(7) Includes currently exercisable options to purchase 773,000 shares of ARC Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS OF ARC

     During 1995, ARC owned a majority of the issued and outstanding capital stock of APML. ARC sold all of its shares of APML on December 29, 1995. Prior to August 25, 1995, Mr. Tony D.S. Wicks, ARC's former President and Chief Executive Officer, was Chairman of the Board, President and Chief Executive Officer of APML. Prior to June 19, 1995, Mr. Norman M. Ewart, ARC's former Vice President
- -- Finance and a director, was the Secretary of APML. After July 25, 1995, Mr. Neil Woodyer, a director of ARC, became Chairman of the Board, President and Chief Executive Officer of APML until December 29, 1995. He received no compensation.

     In May 1995, ARC acquired an additional 6,956,522 shares of APML for $3 million.

     On December 29, 1995, ARC sold its 78 percent interest in APML to an unrelated party, Michael J. Savage, acting for himself and as agent for certain other principals ("Savage"), for $40,000.

     APML owns, through its subsidiary company, APM USA, the Goldfield mining properties located near Goldfield, Nevada. Prior to the sale, a corporate reorganization of APML was completed pursuant to which all assets and liabilities of APML were transferred to and assumed by APM USA.

     Pursuant to an operator and service agreement, ARC will continue to manage the Goldfield properties for APM USA. Additionally ARC will continue to be obligated to advance APM USA funds for the costs related to the closure and reclamation of the Goldfield Mine. ARC also assumed $2 million of convertible notes due serially in December 1997, 1998 and 1999 from APML.

     ARC's advances to APM USA for the Goldfield closure and reclamation, as well as APM USA's pre-existing obligations to ARC, are secured by the assets and stock of APM USA and are due December 29, 1996. Under the loan terms, APML agreed to cause the election and appointment of ARC's designees as the directors and officers of AMP USA. The December 31, 1995 receivable from APM USA, was written down to approximately $3.4 million, and reflects management's best estimate of the fair value of the security interest, including approximately $2.9 million for mineral properties and $500,000 for plant and equipment and working capital.

     Except for the sale of APML to Savage, all transactions between ARC and APML during 1995 and 1994 were eliminated in consolidation. APML revenues, costs and expenses and loss on operations included in ARC's 1995 Consolidated Statement of Operations are approximately $3.8 million, $12.2 million and $8.4 million, respectively.

     During 1995, losses applicable to the minority interest of APML exceeded the minority's interest in the equity capital of APML. Losses applicable to the minority interest and charged against ARC's interest during 1995 were approximately $1.3 million.

     ARC agreed to indemnify APML from and against any and all tax liabilities arising from the corporate reorganization of APML or from the filing of APML tax returns through December 31, 1995, liabilities of APML existing on December 28, 1995, and environmental liabilities arising from APML's mining properties or mining thereon. (See "Item 3. Legal Proceedings.")

     Reference is made to the description of related transactions in Item 11, "Executive Compensation -- Compensation Committee Interlocks and Insider Participation" which is hereby incorporated by reference.

                                    PART IV

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1)  Financial Statements
        Refer to Part II, Item 8.

     (2)  Exhibits

EXHIBIT
  NO.                                       DESCRIPTION OF EXHIBIT
- --------    --------------------------------------------------------------------------------------
  2.1       Second Amended Plan of Reorganization dated December 31, 1991 of New Gold Inc.
            (incorporated by reference to Exhibit 2* to the Registrant's Form 10 filed on January
            14, 1992 as amended on May 8, 1992, July 2, 1992, August 20, 1992 and September 1,
            1992).
  2.2       Merger Agreement and Plan of Reorganization, dated March 5, 1996, among Rea Gold
            Corporation, American Resource Corporation, Inc., Rea Gold (US) Corporation and Rea
            America Corp. (attached as Appendix A to the Prospectus/Joint Proxy Statement)
  3.1       Articles of Incorporation (incorporated by reference to Exhibit 3a* to the
            Registrant's Form 10 filed on January 14, 1992 as amended on May 8, 1992, July 2,
            1992, August 20, 1992 and September 1, 1992).
  3.2       By-Laws (incorporated by reference to Exhibit 3b* to the Registrant's Form 10 filed on
            January 14, 1992 as amended on May 8, 1992, July 2, 1992, August 20, 1992 and
            September 1, 1992).
  4         Form of Warrant Agreement (incorporated by reference to Exhibit 4b to the Company's
            Registration Statement on Form 10 filed on January 14, 1992, as amended on May 8,
            1992, July 2, 1992, August 20, 1992 and September 1, 1992).
 10.5       Option dated as of January 31, 1992 to Purchase Common Stock of Tarot Financial
            Investments, Inc. between American Resources Corporation, Inc. and Hanusueli Gasser.
            (incorporated by reference to Exhibit 10m to the Company's Registration Statement on
            Form 10 filed on January 14, 1992, as amended on May 8, 1992, July 2, 1992, August 20,
            1992 and September 1, 1992)
 10.6       Stock Purchase Agreement, dated January 22, 1992, by and among Bond Gold Limited, Bond
            International Gold, Inc. and Tarot Financial Investments, Inc. (incorporated by reference to Exhibit 10n to the Company's Registration Statement on Form 10 filed on
            January 14, 1992, as amended on May 8, 1992, July 2, 1992, August 20, 1992 and
            September 1, 1992)
 10.7       Royalty Deed dated as of February 21, 1992, from Tarot Financial Investments, Inc. to
            Bond Gold Limited (incorporated by reference to Exhibit 10o to the Company's
            Registration Statement on Form 10 filed on January 14, 1992, as amended on May 8,
            1992, July 2, 1992, August 20, 1992 and September 1, 1992)
 10.8       Mining Venture Agreement, dated as of August 1, 1988, between Gold Standard, Inc. and
            Compania Minera San Jose, S.A. (incorporated by reference to Exhibit 10t to the
            Company's Registration Statement on Form 10 filed on January 14, 1992, as amended on
            May 8, 1992, July 2, 1992, August 20, 1992 and September 1, 1992)
 10.9       Cerro San Carlos Production Agreement, dated February 22, 1995, between Gold Standard,
            Inc. and Compania Minera San Jose, S.A. (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994)
 10.10*     Agreement between American Resource Corporation, Inc. and Endeavour Financial Inc.
            dated March 21, 1994, for advisory services to assist with the financing of the San
            Gregorio Project.
 10.11*     Agreement between American Resource Corporation, Inc. and Endeavour Financial Inc.,
            effective July 7, 1995, for exclusive financial advisory services to American Resource
            Corporation, Inc. to identify opportunities and to assist in implementing a growth plan for the Company
 10.12      Agreement between American Resource Corporation, Inc. and H.A. Simons Limited for
            Phase 1 Basic Engineering Services for the San Gregorio Gold Project in Uruguay
            (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on
            Form 10-Q for the quarter ended September 30, 1995)

EXHIBIT
  NO.                                       DESCRIPTION OF EXHIBIT
- --------    --------------------------------------------------------------------------------------
 10.13*     Contracts with Michael J. Savage, American Pacific Minerals, Ltd. and American Pacific
            Minerals (U.S.A.) Inc. relating to the sale of American Pacific Minerals, Ltd., as follows:
                 (a) Offer to Purchase between Michael J. Savage and American Resource
                     Corporation, Inc. dated November 24, 1995.
                 (b) Amending Agreement dated December 15, 1995, between Michael J. Savage and
                     American Resource Corporation, Inc.
                 (c) Operator and Service Agreement dated December 28, 1995, between American
                     Pacific Minerals (U.S.A.) Inc. and American Resource Corporation, Inc.
                 (d) Indemnity Agreement dated December 28, 1995, between American Resource
                     Corporation, Inc. and American Minerals Ltd.
                 (e) Loan Agreement dated December 31, 1995, between American Resources
                     Corporation, Inc. and American Pacific Minerals (U.S.A.) Inc.
                 (f) Guarantee and Stock Pledge Agreement dated December 31, 1995, between
                     American Pacific Minerals Ltd. And American Resource Corporation, Inc.
 10.14*     Employment contracts with the following executive officers:
                 (a) Ian B. Smith
                 (b) Hector Cubas
                 (c) Ralph E. Green
                 (d) Anthony T. Miller
                 (e) A.C. Perkins
                 (f) Martin Quick
                 (g) Bruce K. Thiesen
 21         Subsidiaries of the Registrant
 27         Financial Data Schedule

- ---------------

* Previously filed.

     (B) REPORTS FILED ON FORM 8-K.

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to its report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMERICAN RESOURCE CORPORATION, INC.

DATE: June 4, 1996                     by:       /s/  BRUCE K. THIESEN

                                         ---------------------------------------
                                                    Bruce K. Thiesen
                                               Chief Financial Officer and
                                              Principal Accounting Officer

                               INDEX TO EXHIBITS

                                                                                        SEQUENTIALLY
EXHIBIT                                                                                   NUMBERED
  NO.                                  DESCRIPTION OF EXHIBIT                           PAGE NUMBER
- --------    ----------------------------------------------------------------------------
  2.1       Second Amended Plan of Reorganization dated December 31, 1991 of New Gold
            Inc. (incorporated by reference to Exhibit 2* to the Registrant's Form 10 filed on January 14, 1992 as amended on May 8, 1992, July 2, 1992, August
            20, 1992 and September 1, 1992).
  2.2       Merger Agreement and Plan of Reorganization, dated March 5, 1996, among Rea
            Gold Corporation, American Resource Corporation, Inc., Rea Gold (US)
            Corporation and Rea America Corp. (attached as Appendix A to the
            Prospectus/Joint Proxy Statement)
  3.1       Articles of Incorporation (incorporated by reference to Exhibit 3a* to the
            Registrant's Form 10 filed on January 14, 1992 as amended on May 8, 1992,
            July 2, 1992, August 20, 1992 and September 1, 1992).
  3.2       By-Laws (incorporated by reference to Exhibit 3b* to the Registrant's Form
            10 filed on January 14, 1992 as amended on May 8, 1992, July 2, 1992, August
            20, 1992 and September 1, 1992).
  4         Form of Warrant Agreement (incorporated by reference to Exhibit 4b to the
            Company's Registration Statement on Form 10 filed on January 14, 1992, as amended on May 8, 1992, July 2, 1992, August 20, 1992 and September 1,
            1992).
 10.5       Option dated as of January 31, 1992 to Purchase Common Stock of Tarot
            Financial Investments, Inc. between American Resources Corporation, Inc. and
            Hanusueli Gasser. (incorporated by reference to Exhibit 10m to the Company's
            Registration Statement on Form 10 filed on January 14, 1992, as amended on
            May 8, 1992, July 2, 1992, August 20, 1992 and September 1, 1992)
 10.6       Stock Purchase Agreement, dated January 22, 1992, by and among Bond Gold
            Limited, Bond International Gold, Inc. and Tarot Financial Investments, Inc.
            (incorporated by reference to Exhibit 10n to the Company's Registration
            Statement on Form 10 filed on January 14, 1992, as amended on May 8, 1992,
            July 2, 1992, August 20, 1992 and September 1, 1992)
 10.7       Royalty Deed dated as of February 21, 1992, from Tarot Financial
            Investments, Inc. to Bond Gold Limited (incorporated by reference to Exhibit
            10o to the Company's Registration Statement on Form 10 filed on January 14,
            1992, as amended on May 8, 1992, July 2, 1992, August 20, 1992 and September
            1, 1992)
 10.8       Mining Venture Agreement, dated as of August 1, 1988, between Gold Standard,
            Inc. and Compania Minera San Jose, S.A. (incorporated by reference to
            Exhibit 10t to the Company's Registration Statement on Form 10 filed on
            January 14, 1992, as amended on May 8, 1992, July 2, 1992, August 20, 1992 and September 1, 1992)
 10.9       Cerro San Carlos Production Agreement, dated February 22, 1995, between Gold
            Standard, Inc. and Compania Minera San Jose, S.A. (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994)
 10.10      Agreement between American Resource Corporation, Inc. and Endeavour
            Financial Inc. dated March 21, 1994, for advisory services to assist with the financing of the San Gregorio Project.
 10.11      Agreement between American Resource Corporation, Inc. and Endeavour
            Financial Inc., effective July 7, 1995, for exclusive financial advisory services to American Resource Corporation, Inc. to identify opportunities and to assist in implementing a growth plan for the Company

                                                                                        SEQUENTIALLY
EXHIBIT                                                                                   NUMBERED
  NO.                                  DESCRIPTION OF EXHIBIT                           PAGE NUMBER
 10.12      Agreement between American Resource Corporation, Inc. and H.A. Simons
            Limited for Phase 1 Basic Engineering Services for the San Gregorio Gold
            Project in Uruguay (incorporated herein by reference to Exhibit 10.1 to the
            Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
            1995)
 10.13      Contracts with Michael J. Savage, American Pacific Minerals, Ltd. and
            American Pacific Minerals (U.S.A.) Inc. relating to the sale of American
            Pacific Minerals, Ltd., as follows:
                 (a) Offer to Purchase between Michael J. Savage and American Resource
                     Corporation, Inc. dated November 24, 1995.
                 (b) Amending Agreement dated December 15, 1995, between Michael J.
                     Savage and American Resource Corporation, Inc.
                 (c) Operator and Service Agreement dated December 28, 1995, between
                     American Pacific Minerals (U.S.A.) Inc. and American Resource
                     Corporation, Inc.
                 (d) Indemnity Agreement dated December 28, 1995, between American
                     Resource Corporation, Inc. and American Minerals Ltd.
                 (e) Loan Agreement dated December 31, 1995, between American Resources
                     Corporation, Inc. and American Pacific Minerals (U.S.A.) Inc.
                 (f) Guarantee and Stock Pledge Agreement dated December 31, 1995, between American Pacific Minerals Ltd. And American Resource
                     Corporation, Inc.
 10.14      Employment contracts with the following executive officers:
                 (a) Ian B. Smith
                 (b) Hector Cubas
                 (c) Ralph E. Green
                 (d) Anthony T. Miller
                 (e) A.C. Perkins
                 (f) Martin Quick
                 (g) Bruce K. Thiesen
 21         Subsidiaries of the Registrant
 27         Financial Data Schedule