Form 10-Q/A
period 1996-03-31
AMERICAN RESOURCE CORP INC
filed 1996-06-05
CIK 797088

                                                                    PAGE 1 OF 14
                                                           THERE ARE NO EXHIBITS

                        SECURITIES & EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

/X/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

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
Yes    X      No      .
     -----       -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PROCEEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes X No
                            ---   ---
As of March 31, 1996 there were 13,529,922 shares outstanding.

                       AMERICAN RESOURCE CORPORATION, INC.



                                      Index


                                                                Page No.
                                                                --------

Part I - Financial Information

      Item 1.  Financial Statements

      Condensed Consolidated Balance Sheet                         3
      Condensed Consolidated Statement of Operations               4
      Condensed Consolidated Statement of Cash Flows               5
      Notes to Consolidated Financial Statements                   6

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations       10


Part II - Other Information

      Item 1.   Legal Proceedings                                 13
      Item 6.   Exhibits and Reports on Form 8-K                  13


Signatures                                                        14

AMERICAN RESOURCE CORPORATION
Part 1.  Financial Information
Item 1. Financial Statements
- --------------------------------------------------------------------------------
Condensed Consolidated Balance Sheet (unaudited)

                                                                    March 31,         December 31,
                                                                      1996               1995
                                                                   AS RESTATED        AS RESTATED
                                                                   ------------       ------------
Assets
Current assets:
   Cash and equivalents                                            $  8,727,680       $  2,203,337
   Receivables, net:
      Trade                                                              64,033             71,870
      Other                                                             558,924            468,939
   Inventories:
      Finished products                                                 431,366            504,884
      Ore and in-process                                                174,507            618,611
      Supplies                                                          367,498            370,540
  Equity securities available for sale                               26,621,069         25,433,407
  Prepaids and other assets                                             208,118            225,579
                                                                   ------------       ------------
      Total current assets                                           37,153,195         29,897,167
                                                                   ------------       ------------
Net property, plant and equipment                                    21,030,069         16,201,968
                                                                   ------------       ------------
Investments and other assets:
  Deferred financing costs                                               91,314                 --
  Receivable from affiliated party                                    3,370,515          3,370,515
  Other assets                                                        1,273,650          1,275,016
                                                                   ------------       ------------
       Total investments and other assets                             4,735,479          4,645,531
                                                                   ------------       ------------
                                                                   $ 62,918,743       $ 50,744,666
                                                                   ============       ============
Liabilities and shareholders' equity
Current liabilities:
   Accounts payable - trade                                        $  1,993,763       $  1,409,155
   Accrued liabilites:
      Payroll and other compensation                                    256,577            639,379
      Reclamation                                                     2,083,311          2,195,567
      Income taxes payable                                              250,000                 --
      Interest                                                           82,486            131,212
      Other                                                             901,590            952,896
   Current portion of long-term debt                                    642,742          1,050,747
   Deferred taxes                                                     3,354,568          2,658,844
                                                                   ------------       ------------
      Total current liabilities                                       9,565,037          9,037,800
                                                                   ------------       ------------
Long-term liabilities:
   Long-term debt                                                     3,000,000          2,000,000
   Reclamation and other long-term obligations                        1,214,016          1,214,016
                                                                   ------------       ------------
      Total long-term liabilities                                     4,214,016          3,214,016
                                                                   ------------       ------------
Commitments and contingencies
                                                                   ------------       ------------
Shareholders' equity:  (shares in 000's)
   Capital stock  (authorized 25,000; issued 13,530
       in 1996 and 1995)                                                135,299            135,299
   Other capital                                                     76,753,434         76,753,434
   Unrealized holding gain on equity securities available for
       sale, net of tax                                              17,033,743         16,126,782
   Accumulated deficit                                              (44,782,786)       (54,522,665)
                                                                   ------------       ------------
      Total shareholders' equity                                     49,139,690         38,492,850
                                                                   ------------       ------------
                                                                   $ 62,918,743       $ 50,744,666
                                                                   ============       ============

AMERICAN RESOURCE CORPORATION
Part 1.  Financial Information
Item 1. Financial Statements
- --------------------------------------------------------------------------------

Condensed Consolidated Statement of Operations (unaudited)

                                                              Three months ended March 31,
                                                             ------------------------------
                                                                 1996
                                                             AS RESTATED          1995
                                                             ------------      ------------
Revenues and other income:
   Product sales                                             $  1,731,415      $  1,860,930
   Gain on sales of equity securities                          12,623,137                --
   Interest                                                       137,125            20,996
   Other income                                                    41,219           215,325
                                                             ------------      ------------
                                                               14,532,896         2,097,251
                                                             ------------      ------------
Costs and expenses:
   Production costs                                             1,748,099         2,966,466
   General and administrative                                   2,176,821         1,150,777
   Exploration                                                    135,555           570,459
   Depreciation, depletion and amortization                       159,209           944,498
   Interest expense                                                76,798           378,960
   Amortization of deferred financing costs                            --            71,685
   Other expense                                                   39,174            29,134
                                                             ------------      ------------
                                                                4,335,656         6,111,979
                                                             ------------      ------------

Income (loss) before income taxes and minority interest        10,197,240        (4,014,728)
Income tax expense                                                457,361                --
                                                             ------------      ------------

Income (loss) before minority interest                          9,739,879        (4,014,728)
Minority interest share of loss                                        --           470,541
                                                             ------------      ------------
Net income (loss)                                            $  9,739,879      $ (3,544,187)
                                                             ============      ============

Per share amounts:
   Income (loss) before minority interest                    $       0.72      $      (0.30)
   Minority interest share of loss                                     --              0.04
                                                             ------------      ------------
   Net income (loss)                                         $       0.72      $      (0.26)
                                                             ============      ============

Weighted average shares outstanding                            13,529,922        13,491,116
                                                             ============      ============

AMERICAN RESOURCE CORPORATION
Part 1.  Financial Information
Item 1. Financial Statements
- --------------------------------------------------------------------------------

Condensed Consolidated Statement of Cash Flows (unaudited)

                                                                   Three months ended March 31,
                                                                  -------------------------------
                                                                     1996
                                                                  AS RESTATED            1995
                                                                  ------------       ------------
Operating activities:
   Net income (loss)                                              $  9,739,879       $ (3,544,187)
   Reconciliation to net cash used for operating activities:
      Depreciation, depletion and amortization                         159,209            944,498
      Amortization of deferred financing costs                              --             71,685
      Gain on sales of equity securities                           (12,623,137)                --
      Loss on asset disposals                                               --              7,268
      Loss on cancellation of operating lease                               --             41,599
      Minority interest share of loss                                       --           (470,541)
      Effect of changes in operating working capital items:
         Receivables                                                   (82,148)          (598,899)
         Inventories                                                   520,664            136,019
         Deferred taxes                                                207,361                 --
         Prepaids and other assets                                      17,461           (252,074)
         Accounts payable and accrued liabilities                      (71,731)           427,698
                                                                  ------------       ------------
Net cash used for operating activities                              (2,132,442)        (3,236,934)
                                                                  ------------       ------------
Investment activities:
   Additions to property, plant and equipment                       (3,983,828)          (945,974)
   Proceeds from asset sales                                                --             35,593
   Proceeds from sales of equity securities                         13,157,400                 --
   Decrease in other long-term assets, net                               1,367             78,486
                                                                  ------------       ------------
Net cash provided by (used for) investment activities                9,174,939           (831,895)
                                                                  ------------       ------------
Financing activities:
   Common stock issued by subsidiary                                        --             21,000
   Borrowings                                                           82,229          2,500,000
   Debt repayments                                                    (600,383)          (310,469)
   Deferred financing and other costs paid                                  --           (125,000)
   Increase in other long-term liabilities                                  --              7,931
                                                                  ------------       ------------
Net cash provided by (used for) financing activities                  (518,154)         2,093,462
                                                                  ------------       ------------

Net increase (decrease) in cash and equivalents                      6,524,343         (1,975,367)
Cash and equivalents, beginning of the period                        2,203,337          2,520,841
                                                                  ------------       ------------
Cash and equivalents, end of the period                           $  8,727,680       $    545,474
                                                                  ============       ============

AMERICAN RESOURCE CORPORATION
Notes to Consolidated Financial Statements
- --------------------------------------------------------------------------------

NOTE 1: INTERIM FINANCIAL STATEMENTS

The accompanying consolidated interim financial statements have not been audited. In the opinion of the Company's management, the interim financial statements include all adjustments necessary for the fair presentation of the results for the interim periods. These adjustments are of a normal recurring nature. The financial statements, prepared in accordance with the regulations of the Securities and Exchange Commission (the "SEC"), should be read in conjunction with the Company's 1995 Annual Report on Form 10-K/A, Amendment
No. 1. Results of operations for the interim periods are not necessarily indicative of results for the full year.

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

NOTE 2: PROPOSED MERGER WITH REA GOLD

On March 5, 1996, the Company entered into a merger agreement with Rea Gold Corporation ("Rea"). Under the terms of the proposed merger, the Company's shareholders will receive 2.24 shares for each ARC share held, subject to an adjustment in the event that the Northern Orion shares held by the Company on January 10, 1996 (and the proceeds of any sale of such shares before the merger) have a value (on a per share basis) that varies (plus or minus) by more than 10 percent of the value of Cdn$4.62 negotiated on January 10, 1996. W. James Hogan, currently President and CEO of Rea, will become the Chairman of the combined companies ("New Rea"). Ian B. Smith, Chairman, President and CEO of the Company, will become the President and CEO of New Rea. The proposed merger is subject to completion of regulatory and shareholder approvals. Completion of the proposed merger transaction, which is presently projected for June 1996, will result in ARC shareholders holding approximately 40 percent of New Rea, subject to change based on ultimate share exchange ratio adjustments. There is no assurance that the merger with Rea will be completed.

NOTE 3: AMERICAN PACIFIC MINERALS LTD.

In December 1995, the Company sold its 78 percent interest in American Pacific Minerals Ltd. ("APML"). APML owns, through its subsidiary company, American Pacific Minerals (U.S.A) Inc. ("APM USA"), the Goldfield mining properties located near Goldfield, Nevada. Pursuant to an operator and service agreement, the Company continues to manage the Goldfield properties for APM USA. Additionally, the Company continues to be obligated to advance APM USA funds for the costs related to the closure and reclamation of the Goldfield mine. Prior to using its own funds,

AMERICAN RESOURCE CORPORATION
Notes to Consolidated Financial Statements
- --------------------------------------------------------------------------------

ARC will use expected proceeds from sales of gold obtained in the reclamation process to pay for the costs related to the closure and reclamation.

During the three months ended March 31, 1996, the Company advanced approximately $13,000 to APM USA for general corporate costs.

During 1995 the results of APML, a majority-owned subsidiary at the time, were consolidated with those of the Company. Included in the Company's results of operations for the three months ended March 31, 1995 are APML revenues and expenses of $1.0 million and $2.8 million, respectively.

NOTE 4: PROPERTY, PLANT AND EQUIPMENT

Investments in property, plant and equipment are comprised of the following:

                                                    March 31,          December 31,
                                                      1996                1995
                                                   ------------       ------------
Mineral properties and mine development costs      $ 13,826,798       $ 12,454,686
Plant and equipment                                  11,505,175          7,861,165
                                                   ------------       ------------
                                                     25,331,973         20,315,851
Less accumulated depreciation, depletion
  and amortization                                   (4,301,904)        (4,113,883
                                                   ------------       ------------
Net property, plant and equipment                  $ 21,030,069       $ 16,201,968
                                                   ============       ============

NOTE 5: LONG-TERM DEBT

Long-term debt is comprised of the following:

                                                               March 31,        December 31,
                                                                 1996              1995
                                                              -----------       -----------
10% convertible notes (at $5.50 per share), due serially
 in December 1997, 1998 and 1999                              $ 2,000,000       $ 2,000,000
1% plus LIBOR note, $100,000 due June 15, 1996;
 $1,000,000 due in four equal installments
 December 1997 to December 2000                                 1,100,000                --
4.5% plus LIBOR installment purchase contract due in
 equal quarterly installments through November 1996
 secured by equipment                                             489,474           639,103
10% demand note                                                        --           300,000
12% (imputed) note, secured by 100% of the shares of
 Brimol SA, due in two $50,000 installments,
 February 1996 and August 1996                                     44,415            91,517

Notes due local suppliers                                           8,853            20,127
                                                              -----------       -----------
                                                                3,642,742         3,050,747
Less current portion                                             (642,742)       (1,050,747)
                                                              -----------       -----------
Long-term debt                                                $ 3,000,000       $ 2,000,000
                                                              ===========       ===========

AMERICAN RESOURCE CORPORATION
Notes to Consolidated Financial Statements
- --------------------------------------------------------------------------------

NOTE 6: INCOME TAXES

Deferred tax assets and liabilities at March 31, 1996 are summarized as follows (as restated):

Deferred tax assets . . . . . . . . . . . . . . . . . .   $ 20,416,594
Valuation allowance . . . . . . . . . . . . . . . . . .    (14,599,147)
                                                          ------------
Deferred tax assets, net of valuation allowance . . . .      5,817,447
                                                          ------------
Deferred tax liability  . . . . . . . . . . . . . . . .     (9,172,015)
                                                          ------------
Net deferred tax liability  . . . . . . . . . . . . . .   $ (3,354,568)
                                                          ============

The net deferred tax asset of $5.8 million at March 31, 1996 has been recorded based on management's projected utilization of NOL's to offset estimated taxable income from sales of Northern Orion shares through March 31, 1996 and the sale of the remaining 5.4 million Northern Orion shares, net of estimated operating losses in 1996. At March 31, 1996, the Company held 5.4 million shares of Northern Orion with an estimated fair value of $26.6 million, based on the closing market price quoted on the Toronto Stock Exchange for registered Northern Orion shares. The deferred tax liability of $9.2 million represents the taxes on the unrealized holding gain on the Northern Orion shares at March 31, 1996. The related tax effect is presented as an offset to the separate component of shareholders' equity for unrealized holding gain on equity securities available for sale. Income tax expense for the three months ended March 31, 1996 is comprised of the following:

     Current tax expense . . . . . . . . . . . . . .   $250,000
     Deferred tax expense  . . . . . . . . . . . . .    207,361
                                                       --------
                                                       $457,361
                                                       ========

Current tax expense relates to alternative minimum tax incurred due to the limitation on the utilization of NOL's. The NOL's were utilized to partially offset taxable income from the sale of Northern Orion shares during the period. Deferred tax expense is primarily attributable to the decreased deferred tax assets at March 31, 1996 resulting from the sale of Northern Orion shares, utilization of NOL's and restrictions limiting the use of the remaining NOL's.

The valuation allowance decreased $3.5 million during the three months ended March 31, 1996 primarily due to the utilization of NOL's from the sales of Northern Orion shares during the period and changes in management's projected utilization of NOL's as discussed above.


NOTE 7: SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents supplemental cash flow information regarding the Company's non-cash investing and financing activities:

                                                                  Three months ended March 31,
                                                                  ----------------------------
                                                                     1996             1995
                                                                  ----------      ------------

Interest paid                                                     $   95,598      $   99,578
Issuance of note for purchase of land surface rights               1,100,000              --
Issuance of note payable for cancellation of operating lease              --          41,599




NOTE 8: COMMITMENTS

The Company is currently developing the San Gregorio Project. The award of a $16.5 million lump-sum turn-key engineering and construction contract for the San Gregorio gold processing plant will be finalized upon funding of a $25 million project gold loan facility commitment from a financial institution. This is expected in May 1996. As of April 30, 1996, commitments to other San Gregorio Project vendors and contractors totaled approximately $6 million.

NOTE 9: LITIGATION AND OTHER CONTINGENCIES

In 1995, seven related lawsuits were filed against the Company in the California Superior Court, County of Marin. All of the actions arise out of an airplane crash in September 1994 in Argentina.

The crash occurred during a tour by a London investment banking firm of Argentine and Uruguayan properties owned by subsidiaries of the Company. Cameron Glover, who was a director and consultant to the Company, took part in the tour. There were a total of seven passengers and two crew members, all of whom were killed. The complaints generally allege that the Company was negligent with respect to the operation and maintenance of the aircraft and the selection of the charter company, and that the Company has vicarious liability for the charter company's conduct. The Company contends that it did not select the charter company, that the charter company was at most an independent contractor, and that the Company cannot be held liable for the charter company's maintenance or operation of the airplane. Three of these lawsuits each request damages of $20,015,000; the other lawsuits seek unspecified damages. The Company has notified its insurance carrier of the commencement of the actions; however, the Company's insurance coverage for an occurrence of this type is limited to $1 million, including defense costs.

Management disagrees with the plaintiffs' claims and is vigorously defending the Company against these lawsuits. The Company is unable at this time to accurately assess the probability of unfavorable outcomes or to estimate the potential recovery to the plaintiffs if unfavorable outcomes were to occur. No provision for liability has been made in the Company's consolidated financial statements.

AMERICAN RESOURCE CORPORATION
Notes to Consolidated Financial Statements
- --------------------------------------------------------------------------------

All of the Company's mining and processing operations are subject to reclamation requirements and environmental regulations. Management believes the accrual recorded for closure costs and known reclamation requirements is adequate at March 31, 1996. The accrual is comprised of:

                                       Current       Long-term          Total
                                     ----------      ----------      ----------
  Goldfield (net of recoveries)      $1,109,199      $1,198,994      $2,308,193
  Mahoma                                941,672              --         941,672
  Other                                  32,440              --          32,440
                                     ----------      ----------      ----------
   Total                             $2,083,311      $1,198,994      $3,282,305
                                     ==========      ==========      ==========

Contouring of the mined areas at Goldfield has been completed and seeding will commence in the fall of 1996. After leaching is terminated in early 1997, the leach pad will be rinsed for a period of up to one year with contouring, topsoiling and seeding to follow. The State of Nevada will then monitor the property over three growing seasons to determine the success of the reclamation program. Final reclamation activity at Mahoma commenced in March 1996 and is anticipated to be completed within four months. Neutralization of the tailings area, which is expected to last one year, will be initiated in June 1996. Reclamation at Cerro San Carlos was completed in April 1996.

AMERICAN RESOURCE CORPORATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results
        of Operations
- --------------------------------------------------------------------------------

General

On March 5, 1996, the Company entered into a merger agreement with Rea. Under the terms of the proposed merger, the Company's shareholders will receive 2.24 shares for each ARC share held, subject to an adjustment in the event that the Northern Orion shares held by the Company on January 10, 1996 (and the proceeds of any sale of such shares before the merger) have a value (on a per share basis) that varies (plus or minus) by more than 10 percent of the value of Cdn$4.62 negotiated on January 10, 1996. As of April 30, 1996, the share exchange ratio is 2.43 Rea shares for each ARC share.

W. James Hogan, currently President and CEO of Rea, will become the Chairman of New Rea. Ian B. Smith, Chairman, President and CEO of the Company, will become the President and CEO of New Rea. The proposed merger is subject to completion of regulatory and shareholder approvals. Completion of the proposed merger transaction, which is presently projected for June 1996, will result in ARC shareholders holding approximately 40 percent of New Rea, subject to change based on ultimate share exchange ratio adjustments. There is no assurance that the merger with Rea will be completed.

Results of Operations

The Company's net income for the three months ended March 31, 1996 was $9.7 million or $.72 per share compared to a loss of $3.5 million or $.26 per share for the three months ended March 31, 1995. The primary reason for the improvement in 1996 is the sale of shares of Northern Orion stock. Additionally, 1995 results include a loss of $1.8 million from APML, which was sold in December 1995.

Revenues and other income were $14.5 million for the three months ended March 31, 1996, including $12.6 million of gain on the sales of shares of Northern Orion stock, $1.7 million of gold sales from Mahoma and $0.2 million of interest and other income. Revenues and other income for the comparable period of 1995 were $2.1 million and included $1 million and $.8 million of gold sales from Goldfield and Mahoma, respectively, and $0.2 million of interest and other income.

During the three months ended March 31, 1996, gold production came from ore mined at Cerro San Carlos and other stockpiled ore. Mining ceased in February and milling ceased in April. Cleanup, reclamation and closure activities, which began in late 1995, will continue into early 1997. During the three months ended March 31, 1995, production at Mahoma had recently resumed, after being suspended for most of 1994, and production at Goldfield was intermittent. During the three months ended March 31, 1996, 4,323 ounces of gold were sold at an average price of $398 per ounce compared to the sale of 4,820 ounces of gold at an average price of $378 per ounce during the comparable period of 1995.

Production costs for the three months ended March 31, 1996 and 1995 were $1.7 million and $3.0 million, respectively. Production costs for the three months ended March 31, 1995 include $2.1 million for Goldfield operations.

Depreciation, depletion and amortization expense, which is primarily computed using the units-of production method, was $.2 million and $.9 million for the periods ended March 31, 1996 and 1995, respectively. The decrease in 1996 compared to 1995 is primarily attributable to the closure and sale of the Goldfield mine in 1995.

Exploration expense for the three months ended March 31, 1996 of $135,000, was $.4 million less than in the corresponding period of 1995. The decrease was primarily the result of the Company's June 1995 sale of Recursos Americanos Argentinos (RAA), the Company's Argentine subsidiary. RAA, primarily an exploration company, incurred $.4 million of exploration expenses during the three months ended March 31, 1995.

Interest expense declined $.3 million in the period ended March 31, 1996 compared to the corresponding period of 1995. The decline is the result of the debt reduction in the second half of 1995.

AMERICAN RESOURCE CORPORATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results
        of Operations
- --------------------------------------------------------------------------------

At March 31, 1996, the Company has a net deferred tax liability of $3.4 million comprised on net deferred tax assets of $5.8 million and a deferred tax liability of $9.2 million. The net deferred tax asset of $5.8 million has been recognized based on management's expected utilization of NOL's to offset projected taxable income from sales of Northern Orion shares sold through March 31, 1996 and the sale of the remaining 5.4 million shares of Northern Orion held by the Company, net of estimated operating losses for 1996. At March 31, 1996,
5.4 million shares of Northern Orion were held with an estimated fair value of $26.6 million, based on the closing market price quoted on the Toronto Stock Exchange for registered Northern Orion shares. The deferred tax liability of $9.2 million at March 31, 1996 represents the taxes on the unrealized holding gain on the Northern Orion Shares at March 31, 1996. The related tax effect is presented as an offset to the separate component of shareholders' equity for unrealized holding gain on equity securities available for sale. Income tax expense for the three months ended March 31, 1996 is comprised of the following:


                       Current tax expense       $250,000
                       Deferred tax expense       207,361
                                                 --------
                                                 $457,361
                                                 ========

Current tax expense relates to alternative minimum tax incurred due to the limitation on the utilization of NOL's. The NOL's were utilized to partially offset taxable income from the sale of Northern Orion shares during the period. Deferred tax expense is primarily attributable to the decreased deferred tax assets at March 31, 1996 resulting from the sale of Northern Orion shares, utilization of NOL's and restrictions limiting the use of the remaining NOL's.

Reclamation Activities

All of the Company's mining and processing operations are subject to reclamation requirements and environmental regulations. Management believes the accrual recorded for closure costs and known reclamation requirements is adequate at March 31, 1996. The accrual is comprised of:


                                      Current        Long-term          Total
                                     ----------      ----------      ----------
  Goldfield (net of recoveries)      $1,109,199      $1,198,994      $2,308,193
  Mahoma                                941,672              --         941,672
  Other                                  32,440              --          32,440
                                     ----------      ----------      ----------
   Total                             $2,083,311      $1,198,994      $3,282,305
                                     ==========      ==========      ==========

Contouring of the mined areas at Goldfield has been completed and seeding will commence in the fall of 1996. After leaching is terminated in early 1997, the leach pad will be rinsed for a period of up to one year with contouring, topsoiling and seeding to follow. The State of Nevada will then monitor the property over three growing seasons to determine the success of the reclamation program. Final reclamation activity at Mahoma commenced in March 1996 and is anticipated to be completed within four months. Neutralization of the tailings area, which is expected to last one year, will be initiated in June 1996. Reclamation at Cerro San Carlos was completed in April 1996.

Liquidity and Capital Resources

The Company is currently developing the San Gregorio Project. The projected cost for the plant, facilities, equipment, financing and working capital is approximately $41.9 million. The Company intends to fund the cost of the San Gregorio Project with a combination of debt and equity. The Company has received a commitment from a financial institution for a $25 million project gold loan facility for the construction of the mine, processing and auxiliary facilities. Under the terms of the proposed project gold loan facility, the Company is required to repay principal and interest in four years starting no later than June 30, 1997. The loan is conditional upon the lender's acquisition of political risk insurance.

AMERICAN RESOURCE CORPORATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results
        of Operations
- --------------------------------------------------------------------------------

Subsequent to March 31, 1996, the Company issued $8 million in convertible notes to offshore private investors. Under the terms of the convertible notes, the debt will be automatically converted into the Company's common stock at $5.75 per share upon approval of the proposed merger by the shareholders of the Company and Rea. If the proposed merger is not approved by the shareholders, the holders of the convertible notes may elect to receive payment of the outstanding principal earlier than the March 1997 maturity date. If the holders of the convertible notes so elect, the outstanding principal will be paid at the Company's option, in cash or an equivalent value of restricted Northern Orion shares, at a price that is 95 percent of the average price of Northern Orion shares during the 20 days immediately preceding the payment date. Such early payment will be made no later than 110 days after failure of the shareholders to approve the proposed merger.


The Company's net working capital increased to $27.6 million at March 31, 1996 from $20.9 million at December 31, 1995. Included in working capital at March 31, 1996 and December 31, 1995 is the estimated fair value of investments in equity securities available for sale of $26.6 million (5.4 million shares) and $25.4 million (8.1 million shares), respectively, based on the closing market prices of registered Northern Orion shares on the applicable exchanges at those dates (prior to listing on the Toronto Stock Exchange in February 1996, Northern Orion shares were only listed on the Vancouver Stock Exchange). Other summarized financial data relating to the Company's liquidity and financial condition follows ($000):


                                                    March 31,   December 31,
                                                      1996          1995
                                                  AS RESTATED    AS RESTATED
                                                  -----------    -----------
Cash and equivalents                                $8,728         $2,203
Current liabilities (including current portion
  of long-term debt)                                 9,565          9,038
Long-term liabilities                                4,214          3,214

Current ratio                                         3.88           3.31
Debt-to-equity ratio                                    28%            32%

The improved liquidity and financial condition at March 31, 1996 is attributable to the Company's sales of approximately 2.7 million shares of its unregistered Northern Orion shares during the three months ended March 31, 1996. Proceeds received on these sales were $13.2 million. The Company sold an additional 1.4 million shares of Northern Orion stock in April 1996. The fair value of the Company's remaining 3.9 million shares at April 30, 1996 is approximately $17 million. The Company's sales of its Northern Orion stock have been to two investment dealers on behalf of private offshore investors.

Long-term debt has increased to $3.6 million at March 31, 1996 from $3.1 million at December 31, 1995. Payments of approximately $600,000 to reduce long-term debt were offset by the issuance of a $1.1 million note payable to a landholder for land surface rights at San Gregorio

Since the Mahoma mine is under closure and reclamation and the San Gregorio Project is under development, the Company's 1996 results of operations will reflect a net loss before considering the gains from the sale of shares of Northern Orion stock.

AMERICAN RESOURCE CORPORATION, INC.
Part II. Other Information
- --------------------------------------------------------------------------------

Item 1.  Legal Proceedings.

In 1995, seven related lawsuits were filed against the Company in the California Superior Court, County of Marin. All of the actions arise out of an airplane crash in September 1994 in Argentina.

The crash occurred during a tour by a London investment banking firm of Argentine and Uruguayan properties owned by subsidiaries of the Company. Cameron Glover, who was a director and consultant to the Company, took part in the tour. There were a total of seven passengers and two crew members, all of whom were killed. The complaints generally allege that the Company was negligent with respect to the operation and maintenance of the aircraft and the selection of the charter company, and that the Company has vicarious liability for the charter company's conduct. The Company contends that it did not select the charter company, that the charter company was at most an independent contractor, and that the Company cannot be held liable for the charter company's maintenance or operation of the airplane. Three of these lawsuits each request damages of $20,015,000; the other lawsuits seek unspecified damages. The Company has notified its insurance carrier of the commencement of the actions; however, the Company's insurance coverage for an occurrence of this type is limited to $1 million, including defense costs.

Management disagrees with the plaintiffs' claims and is vigorously defending the Company against these lawsuits. The Company is unable at this time to accurately assess the probability of unfavorable outcomes or to estimate the potential recovery to the plaintiffs if unfavorable outcomes were to occur. No provision for liability has been made in the Company's consolidated financial statements.

On June 3, 1996, legal counsel on behalf of Mr. Michael J. Savage threatened action regarding, among other things, alleged misrepresentations and omissions by the Company in the sale of APML; management intends to vigorously defend the Company, if any action is commenced, and is of the opinion that the allegations contained in the letter are without merit.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         10 Merger Agreement and Plan of Reorganization, dated March 5, 1996 among Rea Gold Corporation, American Resource Corporation, Inc., Rea Gold (US) Corporation and Rea America Corp. (incorporated by reference to exhibit 2.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 filed on March 29, 1996).

         27 Financial Data Schedule

(b)      Report on Form 8-K.

         A Form 8-K, dated January 24, 1996, was filed reporting on Item 5:
         "Other Events".

         A Form 8-K, dated March 18, 1996, was filed reporting on Item 2:
         "Changes in Control of the Registrant".

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    AMERICAN RESOURCE CORPORATION, INC.
                                    -----------------------------------
                                              (Registrant)






Date:   June 4, 1996                       /s/ Bruce K. Thiesen
                                    -----------------------------------
                                             Bruce K. Thiesen
                                         Chief Financial Officer
                                      Principal  Accounting Officer